Form 10-Q
period 2003-03-31
DEX MEDIA EAST LLC
filed 2003-05-15
CIK 1212113

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 1-

DEX MEDIA EAST LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1554575 (IRS Employer Identification No)
198 Inverness Drive West Englewood, Colorado 80112 (Address of principal executive offices)
(303) 784-2900 (Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

PART I.
FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Consolidated Balance Sheets

(Dollars in millions)

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$75	$38
Accounts receivable, net	55	67
Deferred directory costs	117	111
Current deferred taxes	2	1
Other current assets	7	7

Total current assets	256	224
Property, plant and equipment, net	22	22
Goodwill and intangible assets, net	2,609	2,662
Deferred income taxes	31	20
Deferred financing costs	90	94
Prepaid benefit obligations and other assets	7	—

Total assets	$3,015	$3,022

Liabilities and Owner Equity
Current liabilities:
Accounts payable	$20	$46
Employee compensation	14	10
Deferred revenue and customer deposits	83	63
Accrued interest payable	51	25
Current portion of long-term debt	37	40
Other accrued liabilities	13	8

Total current liabilities	218	192
Long-term debt	2,146	2,167
Post-retirement and other post-employment benefit obligations	36	35
Other liabilities	9	5

Total liabilities	2,409	2,399

Commitments and contingencies (Note 6)
Owner interest	655	655
Accumulated deficit	(44)	(28)
Accumulated other comprehensive loss	(5)	(4)

Total owner equity	606	623

Total liabilities and owner equity	$3,015	$3,022

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Consolidated Statements of Operations

(Dollars in millions)

(unaudited)

	Company	Predecessor
	Three Months Ended March 31,
	2003	2002
Revenue	$153	$170
Operating Expenses:
Cost of revenue	47	53
General and administrative expense	17	5
Bad debt expense	7	5
Depreciation and amortization expense	56	3

Total operating expenses	127	66

Operating income	26	104
Other expense:
Interest expense, affiliate	—	24
Interest expense	48	—
Other expense—net	5	—

(Loss) income before income taxes	(27)	80
Income tax (benefit) provision	(11)	32

Net (loss) income	$(16)	$48

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Consolidated Statements of Cash Flows

(Dollars in millions)

(unaudited)

	Company	Predecessor
	Three Months Ended March 31,
	2003	2002
Operating activities:
Net (loss) income	$(16)	$48
Adjustments to net (loss) income:
Depreciation and amortization	56	3
Employee benefit credit	—	(1)
Deferred tax (benefit) provision	(11)	8
Bad debt expense	7	5
Loss on foreign currency translation	1	—
Amortization of deferred financing costs	4	—
Changes in operating assets and liabilities:
Accounts receivable	5	(5)
Deferred directory costs	(6)	6
Other assets	(7)	1
Deferred revenue and customer deposits	20	—
Accounts payable and other liabilities	11	1
Employee benefit plan obligations and other, net	1	—

Cash provided by operating activities	65	66

Investing activities:
Expenditures for property, plant and equipment	—	(10)
Capitalized software development costs	(3)	—

Cash used for investing activities	(3)	(10)

Financing activities:
Repayments of short-term borrowings from affiliates	—	(111)
Payments on long-term debt	(25)	—
Contributions from Qwest in lieu of income taxes	—	25

Cash used for financing activities	(25)	(86)

Cash and cash equivalents:
Increase (decrease)	37	(30)
Beginning balance	38	55

Ending balance	$75	$25

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to consolidated financial statements

(unaudited)

(1)   Description of Business

  (a) Acquisition

        On August 19, 2002, Qwest Communications International Inc. ("Qwest") entered into concurrent purchase agreements (the "Dex East Purchase Agreement" and the "Dex West Purchase Agreement") to sell the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (collectively "Qwest Dex") to Dex Holdings LLC (the "Dex Buyer"), the parent of Dex Media, Inc. ("Dex Media"), new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (together, the "Sponsors"), in two separate phases. The Dex Buyer assigned its right to purchase the directory business in the Dex East States (defined below) to Dex Media East LLC ("Dex Media East" or the "Company"), a subsidiary of Dex Media East, Inc. The Company operates the directory business acquired in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota, which we refer to as the Dex East States. In the second phase, a separate indirect subsidiary of Dex Media will operate the directory business that the Dex Buyer plans to acquire in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming, or the Dex West States.

        The acquisition is to be executed in two phases to accommodate the regulatory requirements in the applicable states. In the first phase, consummated on November 8, 2002, Qwest Dex contributed substantially all of its assets and liabilities relating to its directory business in the Dex East States to SGN LLC, a newly-formed limited liability company, and, following that contribution, Dex Media East purchased all of the interests in SGN LLC. Immediately following such purchase, Dex Media East merged with SGN LLC.

  (b) Predecessor Business

        The combined financial statements of the acquired business in the Dex East States prior to the November 8, 2002 acquisition date, referred to as "Dex East" or the "Predecessor," represent a component of Qwest Dex and include the operating activities of Qwest Dex for the Dex East States. Dex East is not a separate legal entity but represents the business of Qwest Dex in or attributable to the Dex East States.

  (c) Operations

        The Company is the exclusive official directory publisher for Qwest LEC in the Dex East States, which is the primary local exchange carrier in most service areas within the Dex East States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in its region. The Company provides local and national advertisers directory, Internet and direct marketing solutions. Virtually all of the Company's revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the local service area through third-party vendors.

(2)   Basis of Presentation

  (a) The Company

        The consolidated interim financial statements are unaudited. In compliance with the Securities and Exchange Commission's ("SEC") instructions for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management's opinion, all adjustments (which consist of normal recurring adjustments) necessary to fairly present the consolidated results of operations, financial position and cash flows of the Company as of and for the three month period ended March 31, 2003 were made. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and Predecessor, respectively, as of December 31, 2002 and 2001 and for the periods from November 9 to December 31, 2002, January 1 to November 8, 2002 and the two years ended December 31, 2001 and 2000 included in the Company's Form S-4, Amendment No. 2, as filed with the SEC on March 20, 2003. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

        The accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002, and the consolidated statements of operations and cash flows for the three months ended March 31, 2003, reflect the consolidated financial position, results of operations and cash flows of the Company and include all material adjustments required under purchase accounting. Dex East is considered the Predecessor to the Company. As such, the historical financial statements of Dex East are included in the accompanying consolidated financial statements, including the combined statements of operations and cash flows for the three months ended March 31, 2002 (collectively, the "Predecessor financial statements"). The Predecessor financial statements have not been adjusted to give effect to the acquisition. As such, the consolidated financial statements of the Company after the acquisition are not comparable to the Predecessor financial statements prior to the acquisition.

  (b) The Predecessor

        The accompanying combined financial statements of the Predecessor include the activities of Qwest Dex for business conducted in the Dex East States. To prepare these financial statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenue and expenses of Qwest Dex to either Dex East or Dex West. Management believes such specific identifications, assignments or apportionments are reasonable; however, the resulting amounts could differ from amounts that would be determined if Dex East and Dex West operated on a stand-alone basis. Because of Dex East's and Dex West's relationship with Qwest Dex as well as Qwest and its other affiliates, revenue and expenses are not necessarily indicative of what they would be had Dex East and Dex West operated without the shared resources of Qwest and its affiliates. Accordingly, these financial statements are not necessarily indicative of future results of operations.

(3)   Summary of Significant Accounting Policies

  (a) Principles of Consolidation

        The consolidated financial statements include the financial statements of Dex Media East and its two wholly-owned subsidiaries, Dex Media East Finance Co. and Dex Media International Inc. All intercompany balances and transactions have been eliminated in the consolidation.

  (b) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

  (c) Revenue Recognition

        The sale of advertising in telephone directories published by the Company is the primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method, with revenue recognition commencing in the month of delivery. During the three months ended March 31, 2003 and 2002, the Company published 28 and 27 white and yellow pages directories, respectively, in the Dex East States. All directories published during the three months ended March 31, 2003 and 2002 had 12 month lives.

        The Company enters into nonmonetary transactions where the Company's products and services are promoted by the customer during the same period that the Company carries the customer's advertisement and the Company accounts for these transactions in accordance with Emerging Issues Task Force ("EITF") Issue 99-17, "Accounting for Advertising Barter Transactions."

  (d) Cost of Revenue

        The Company accounts for cost of revenue under the deferral and amortization method. Accordingly, the Company's cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which difference may be significant.

        Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee costs relating to each of the foregoing. Sales commissions include commissions paid to third party certified marketing representatives, or CMRs, which act as the Company's channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery.

  (e) Income Tax Provision

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carryforwards if management believes, based upon existing evidence, that it is more likely than not that the carryforwards will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

  (f) Predecessor Financial Statements

        In order to divide the Qwest Dex consolidated financial statements between Dex East and Dex West, it was necessary for Qwest Dex management to make certain assignments and apportionments. Wherever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on a revenue and/or cost causative relationship to the account balance being apportioned.

(4)   Long-Term Debt

        Long-term debt is comprised of the following (in millions, in descending order of right of payment):

March 31, 2003
Tranche A Term Loan, bearing interest at adjusted LIBOR plus 3% (4.54% at March 31, 2003).	$519
Tranche B Term Loan, bearing interest at adjusted LIBOR plus 4% (5.56% at March 31, 2003).	647
Tranche B-Euros Term Loan, bearing interest at EURIBOR plus 4% (6.91% at March 31, 2003).	42
Unsecured senior notes payable due in November 2009.	450
Unsecured senior subordinated notes payable due in November 2012.	525

2,183
Less: current portion of long-term debt	(37)

$2,146

        As of March 31, 2003, there were no borrowings under the revolving credit facility. The Company paid interest and fees on the bank facility of $17 million for the three months ended March 31, 2003. As of March 31, 2003, the Company was in compliance with the debt covenants under the bank facility.

(5)   Derivative Instruments and Hedging Activities

        During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its bank financing. All interest rate related derivative instruments have forward starting dates of May 8, 2003. Due to the forward starting dates, the Company has not reclassified any amounts into earnings for the three months ended March 31, 2003. For the three months ended March 31, 2003, the Company had $1 million in unrealized losses, net of tax, all of which is included in accumulated other comprehensive income (loss). As of March 31, 2003, $5 million of deferred losses, net of tax, on derivative instruments, are recorded in accumulated other comprehensive income, of which $3 million is expected to be reclassified to earnings during the next 12 months.

        During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuations between the US Dollar and the Euro on its Tranche B-Euro Term Loans. For the three months ended March 31, 2003, the Company recognized a $2 million gain in earnings on foreign currency swap agreements, which offset a foreign currency translation loss of $1 million.

        During November 2002, the Company entered into an interest rate cap agreement. The amount reported in earnings for the three months ended March 31, 2003 amounted to less than $1 million.

(6)   Commitments and Contingencies

  (a) Litigation

        The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

  (b) Collective Bargaining Agreement

        As of March 31, 2003, forty-seven percent of the Company's employees are members of the Communication Workers of America. The collective bargaining agreement covering their employment is scheduled to expire in October 2003. In January 2003, the Company extended its collective bargaining agreement with the International Brotherhood of Electrical Workers until May 5, 2006.

  (c) Dex West Acquisition

        In the event that the Dex West acquisition is consummated, the Company will incur additional loans in a total principal amount of up to $160 million under the Tranche A term loan facility subject to certain conditions, the proceeds of which are to be distributed to Dex Media to fund a portion of the Dex West acquisition. If the acquisition of Dex West is not consummated, the Company may be obligated to pay up to $24 million in fees to various financial institutions that have made financing commitments relating to the acquisition of Dex West. As of March 31, 2003, the Company has accrued $11 million of the Dex West commitment fees as an obligation on its consolidated balance sheet.

  (d) Amdocs Agreement

        During February 2003, the Company entered into a five year agreement with Amdocs, Inc. ("Amdocs") for the complete modernization of the Company's core production platform. This project relates to upgrading the Company's existing software system to enhance its functionality. The Company expects to incur approximately $48 million in charges related to the agreement with Amdocs over the next five years. During the three months ended March 31, 2003, the Company incurred $3 million related to this agreement.

(7)   Comprehensive Income (Loss)

        Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss). For the Company, the component of comprehensive income (loss) other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amounts of such changes to equity that have not been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss). Comprehensive loss for the three months ended March 31, 2003 was $17 million.

(8)   Stock Options

        Company.    On November 8, 2002, Dex Media adopted a Stock Option Plan (the "Plan") that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. As of March 31, 2003, the maximum number of shares of common stock available for grant was 234,591. The Compensation Committee of Dex Media determines the exercise price for each option; however, all outstanding stock options have an exercise price that is equal to the fair market value of the common stock on the date the stock option was granted and all outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee's continued employment with the Company (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in 2003 and ending in 2007; and (2) 75% of the options granted will vest in full one day before the tenth anniversary of the grant date; however, an installment equal to 15% of the options granted shall be eligible to become vested following each of the fiscal years 2003 through 2007 if certain EBITDA targets are met with respect to such year.

        Had the Company accounted for employee stock options grants under the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma results of the Company for the three months ended March 31, 2003, would have been a loss of $16 million, which is the same amount as reported under APB No. 25.

        Predecessor.    Employees of the Predecessor participated in the Qwest employee stock incentive plans. The Qwest stock incentive plans were accounted for using the intrinsic value method under which no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Generally, options granted to current Dex Media East employees under this plan expired 90 days after the acquisition of Dex East by the Company.

        Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex East would have been $48 million, which is the same amount as reported under APB No. 25.

(9)   Transactions with Qwest and Affiliates

  (a) Shared Services

        Qwest and its affiliates provide services to the Company and its Predecessor for which reimbursement is determined based upon either (1) tariffed or negotiated contract rates, (2) prevailing third party market prices or (3) fully distributed costs ("FDC"). Qwest's cost allocation policies are consistent with the cost allocation guidelines established for reporting to its regulators. Prior to the November 8, 2002 acquisition transactions, services provided by Qwest and its affiliates are considered affiliate transactions for the Predecessor, and services provided after November 8, 2002 are considered shared services with a third party. Pursuant to the Dex East Purchase Agreement, Qwest will continue to provide these services to the Company for a period of up to 18 months from November 8, 2002. These services include billing and collection, property management, information technology, general and administrative, telephony and data services, customer lists, and other.

        Included in statements of operations are the following shared services (in millions):

	Company	Predecessor
	Three months ended March 31,
	2003	2002
Cost of revenue	$—	$1
General and administrative expenses	3	8

Total	$3	$9

  (b) Services Provided to Qwest and its Affiliates

        Rates charged for advertising services provided by the Company and the Predecessor to Qwest and its affiliates are determined based upon prevailing third party market prices. Included in the Predecessor's revenue is $2 million for advertising services provided by the Predecessor to Qwest and its affiliates during the three months ended March 31, 2002.

        As part of the Dex East Purchase Agreement, Qwest has agreed to purchase from the Company, under a take-or-pay arrangement, $20 million annually in advertising services from the Company over a 15-year period beginning with the date of sale. For the three months ended March 31, 2003, Qwest purchased $4 million in advertising services under this arrangement. If the Dex West acquisition is consummated, the amount that Qwest purchases from the Company under the advertising agreement may be reduced based on the relative size of the Company to Dex Media West or reduced in any other manner that Qwest chooses in apportioning its advertising purchases among the Company and Dex Media West. Therefore, if the Dex West acquisition is consummated, Qwest may purchase more advertising from Dex Media West than the Company or may not purchase any advertising from the Company at all.

  (c) Due from (to) Qwest and its Affiliates

        Amounts due from (to) Qwest and its affiliates in the accompanying consolidated financial statements include the following (in millions):

	March 31, 2003	December 31, 2002
Accounts receivable purchased by Qwest Corporation ("QC")	$4	$3
Amounts due from Qwest and its affiliates	4	3
Amounts due to Qwest and its affiliates	(3)	(24)

(10) Related Party Transactions

        In connection with the acquisition of Dex East, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors' expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company's business, administration and policies. Each of the Sponsors will receive an annual advisory fee of $1 million for advisory, consulting and other services. These annual payments shall continue until the agreements are terminated. Pursuant to these management consulting agreements, the Company paid less than $1 million in pro-rated annual advisory fees for the three months ended March 31, 2003.

        As more fully described in Note 6(d), the Company entered into an agreement with Amdocs for the complete modernization of the Company's core production platform. Welsh, Carson, Anderson & Stowe, one of the Sponsors, is a shareholder of Amdocs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the consummation of the transactions related to the acquisition of Dex East. In this section, references to "Dex East" or "Predecessor" refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota and the standard metropolitan statistical area of El Paso, Texas, prior to November 8, 2002, the date that Dex Media East acquired Dex East. References to "we," "our" or "us" refers to Dex Media East, the successor to Dex East. We have operated as a stand-alone company since the acquisition of Dex East on November 8, 2002. The acquisition has been accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to Dex Media East's balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date

        The discussion and analysis of historical predecessor periods does not reflect the significant impact that the transactions have had on us, including significantly increased leverage and liquidity requirements. The statements in the discussion and analysis regarding industry outlook, our expectations regarding future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements. See "—Disclosure Regarding Forward-Looking Statements." You should read the following discussion together with our consolidated financial statements and related notes thereto included elsewhere herein.

Overview

        We are the largest print directory publisher in the Dex East States and the sixth largest print directory publisher in the United States. We are the exclusive official directory publisher in our region for Qwest Communications, Inc. (the successor to U S WEST Communications Group), the local exchange carrier subsidiary of Qwest, which we refer to as Qwest LEC, which is the primary local exchange carrier in most service areas within the Dex East States. We, or our predecessors, have been publishing print directories for over 100 years. In 2002, we had an aggregate 86% market share in our top 10 geographic markets, which accounted for approximately 76% of our directory services revenue in that year. For the three months ended March 31, 2003 and 2002, we and our Predecessor published 28 and 27 directories, respectively, and distributed approximately four million copies of these directories for each of the three months ended March 31, 2003 and 2002, to business and residential consumers in our region. As of March 31, 2003, we had a total of approximately 200,000 local advertising customers, consisting primarily of small and medium-sized businesses, and approximately 5,200 national advertisers. We also provide related services, including an Internet-based directory and direct marketing services. For the three months ended March 31, 2003 and 2002, we and our Predecessor generated $153 million and $170 million in revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our revenue for the three months ended March 31, 2003 would have been $178 million. Approximately 97% of our total revenue for the three months ended March 31, 2003 was generated from the publication of print directories.

Stand-alone company

        Our Predecessor historically operated as the directory business of Qwest Dex, Inc. in our region and not as a stand-alone company. The financial statements included in this quarterly report for the three months ended March 31, 2002, have been derived from the historical financial statements of Qwest Dex Holdings, Inc., the parent company of Qwest Dex, Inc., and include the activities of Qwest

Dex for business conducted in our region prior to the acquisition of Dex East. To prepare the Predecessor financial statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenues and expenses of Qwest Dex to either Dex East or Dex West. Whenever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate. Substantially all of the Predecessor's revenue and cost of revenue have been directly assigned on a directory-by-directory basis. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on revenue and/or cost causative relationships to the account balance being apportioned. These specific identifications, assignments and apportionments are believed to be reasonable; however, the resulting amounts could differ from amounts that would be determined if the Predecessor had operated on a stand-alone basis. Because of the Predecessor's relationship with Qwest Dex as well as Qwest and its other affiliates, the Predecessor's historical results of operations, financial position and cash flows are not necessarily indicative of what they would be had the Predecessor operated without the shared resources of Qwest and its affiliates. Accordingly, the unaudited statements of operations and cash flows for the three months ended March 31, 2002 are not indicative of our future results of operations and cash flows. The historical costs for services provided to the Predecessor by Qwest affiliates may not necessarily reflect the expenses we will incur as a stand-alone company.

        Qwest and Qwest LEC will continue to provide certain services that they have historically provided to the Predecessor, including support services relating to information technology, real estate, human resources and legal matters, pursuant to the transition services agreement for a maximum of 18 months from November 8, 2002. We believe that we will be able to replace the services provided by Qwest and Qwest LEC prior to the termination of the transition services agreement with services provided internally or through arrangements with third parties. However, there can be no assurances that we will be able to replace the services at comparable costs.

        While we have been a stand-alone company since the consummation of the transactions on November 8, 2002, the Predecessor historically operated the directory business of Qwest Dex, Inc. in our region prior to the acquisition of Dex East. We will incur incremental costs associated with operating as a stand-alone company. We have identified two broad categories of incremental stand-alone operating costs. The first category of operating costs consists of those costs associated with operating the Company as a separate entity from Qwest. The second category of costs consists of those costs we believe we will incur if the acquisition of Dex West by Dex Media is not consummated. These second category costs are those that will result from operating Dex Media East as a separate entity from Qwest Dex. If the acquisition of Dex West is consummated, we do not expect to incur any of these second category costs. There can be no assurance that the acquisition of Dex West will be consummated or that the anticipated synergies from such acquisition will be realized.

Revenue

        We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory and direct marketing services. Growth in directory services revenue is affected by several factors, including growth in advertising customers, increases in the pricing of advertising, increases in the quantity of advertising purchased per customer and the introduction of additional products which generate incremental revenues. In the aggregate, directory services revenue also may increase through the publication of new printed directories.

        We estimate that our revenue and cost of revenue for the twelve months following the consummation of the transactions related to the acquisition of Dex East will be lower than they would have been had the transactions not occurred because the transactions have been accounted for under the purchase method of accounting. Under the purchase method of accounting deferred revenue and deferred directory costs associated with the directories that had previously been published and distributed are not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would have otherwise been recognized in the twelve months subsequent to the acquisition. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to 2003. This purchase accounting adjustment is non-recurring and has no impact on cash flows.

        Our consolidated financial statements included in this quarterly report have been prepared on the basis of the deferral and amortization method, under which revenue and expense are recognized ratably over the life of each directory, commencing in the month of delivery.

Cost of revenue

        We account for cost of revenue under the deferral and amortization method. Accordingly, our cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which difference may be significant.

        Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, and employee costs relating to each of the foregoing. Sales commissions include commissions paid to third party certified marketing representatives, or CMRs, which act as our channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery.

General and administrative expense

        Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, customer billing, corporate management and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services, such as real estate, information technologies, finance and human resources, shared among Qwest affiliates; however, after the consummation of the transactions related to the acquisition of Dex East and the termination of the transition services agreement, we will incur these costs directly. Our general and administrative expense has increased as a stand-alone company and may further increase as we complete our transition to a stand-alone entity.

Results of operations

        Three months ended March 31, 2003 (unaudited) compared to the three months ended March 31, 2002 (unaudited)

	Dex Media East LLC	Predecessor
	Three months ended March 31, 2003	Three months ended March 31, 2002	$ change	% change
	(Dollars in millions)
Revenue	$153	$170	$(17)	10.0%
Cost of revenue	$47	$53	$(6)	11.3%

Gross profit	$106	$117	$(11)	9.4%
Gross margin	69.3%	68.8%

General and administrative expense	$24	$10	$14	140.0%

Revenue

        Revenue decreased by $17 million, or 10.0%, to $153 million for the three months ended March 31, 2003 from $170 million for the same period in 2002. Excluding the effects of purchase accounting for deferred revenue, which totaled $25 million, revenue for the three months ended March 31, 2003 would have been $178 million, an $8 million or 4.4% increase compared to the three months ended March 31, 2002. Total revenue, excluding the effects of purchase accounting, included $173 million in directory services revenue and $5 million for all other products for the three months ended March 31, 2003.

        Total directory services revenue, which consists of local and national directory services revenue, decreased by $18 million, or 10.8% to $148 million for the three months ended March 31, 2003 from $166 million for the same period in 2002. Excluding the effects of purchase accounting, total directory services revenue increased by $7 million, or 4.2%, to $173 million for the three months ended March 31, 2003. Local directory services revenue decreased by $3 million, or 2.2%, to $136 million for the three months ended March 31, 2003 from $139 million for the same period in 2002. Local directory services revenue, excluding the effects of purchase accounting, increased by $6 million, or 4.3%, to $145 million for the three months ended March 31, 2003. Local directory services revenue, excluding the effects of purchase accounting, accounted for 81.5% of revenue, excluding the effects of purchase accounting, for the three months ended March 31, 2003 compared to 81.8% for the same period in 2002. While the number of local advertisers declined by 2.4% over the last twelve months ended March 31, 2003, the average annual revenue per local advertiser increased 7.2% over the last twelve months ended March 31, 2003 compared to the twelve month period ended March 31, 2002. Growth in the average revenue per local advertiser resulted from price increases and additional revenue from premium products, such as color advertisements and awareness products. Revenue from national advertisers decreased by $15 million, or 55.6%, to $12 million for the three months ended March 31, 2003 from $27 million for the same period in 2002. Revenue from national advertisers, excluding the effects of purchase accounting, for the three months ended March 31, 2003 increased $1 million, or 3.7%, to $28 million as a result of increases in prices, offset by lower advertising volume purchased by national advertisers. Revenue from national advertisers for the three months ended March 31, 2003 accounted for 15.7% of revenue, excluding the effects of purchase accounting, for the period as compared to 15.9% for the same period in 2002. Other revenue increased by $1 million, or 25%, to $5 million for the three months ended March 31, 2003 from $4 million for the same period in 2002.

Cost of revenue

        Cost of revenue recognized decreased by $6 million, 11.3% to $47 million for the three months ended March 31, 2003 when compared to the same period in 2002. Excluding the effects of purchase accounting for deferred costs, which totaled $6 million, cost of revenue would have been $53 million in the three month period ended March 31, 2003. Cost of revenue represented 29.8% of revenue, excluding the effects of purchase accounting, for the three months ended March 31, 2003, compared to 31.2% of revenue for the same period in 2002. For the three months ended March 31, 2003 and 2002, we and our Predecessor incurred costs, subject to deferral and amortization, of $52 million and $45 million, respectively. Costs subject to deferral and amortization include employee costs, direct costs of publishing, sales commissions, services from Qwest and its affiliates and other costs.

        Employee costs incurred during the period increased by $3 million, or 15.8%, to $22 million for the three months ended March 31, 2003 from $19 million for the same period in 2002. The increase was primarily a result of an increase in the number of employees, higher cost of medical insurance and higher sales commissions and incentives paid to employees.

        Direct costs of publishing incurred during the period, which include paper, printing and distribution, were $18 million for each of the three months ended March 31, 2003 and 2002.

        Other cost of revenue incurred during the period, which include sales commissions, professional services, office expenses and facilities, increased by $4 million, or 50%, to $12 million for the three months ended March 31, 2003 from $8 million for the same period in 2002.

Gross profit

        Our gross profit decreased by $11 million, or 9.4%, to $106 million for the three months ended March 31, 2003, from $117 million for the same period in 2002, as a result of the decrease in revenue and cost of revenue due to the effects of purchase accounting adjustments. Excluding the effects of purchase accounting, gross profit for the three months ended March 31, 2003 would have been $125 million, an $8 million, or 6.8%, increase compared to the three months ended March 31, 2002. Gross margin, excluding the effects of purchase accounting, increased to 70.2% for the three months ended March 31, 2003 from 68.8% for the same period in 2002.

General and administrative expense

        General and administrative expense, excluding depreciation and amortization, increased by $14 million, to $24 million for the three months ended March 31, 2003 from $10 million for the same period in 2002. The increase was primarily due to increases in salaries and wages, benefits, bad debt expense, advertising and vendored services.

        Salaries and wages increased $4 million, to $5 million for the three months ended March 31, 2003 from $1 million for the same period in 2002. The increase in salaries and wages was due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest, including information technology, finance and human resources new hires and employees transferred to the Company from affiliates of the Predecessor. In addition, the 2003 period also includes accrued bonus compensation for which there was no corresponding expense in 2002.

        Benefits increased $3 million to $2 million for the three months ended March 31, 2003 compared to a credit of $1 million for the same period in 2002. This increase is primarily due to the elimination in 2003 of pension credits in 2002 combined with an increase in costs related to transitioning to a stand-alone entity.

        Bad debt expense increased by $2 million, to $7 million for the three months ended March 31, 2003 from $5 million for the same period in 2002. Bad debt expense as a percent of total revenue,

excluding the effects of purchase accounting, was 3.9% for the three months ended March 31, 2003 compared to 2.9% for the same period in 2002. The increase results primarily from the Company's policy of reserving for accounts which reach a specified past due status. The increase in the level of accounts reaching this past due status is the result of an increase in local accounts receivable and a general deterioration in overall economic conditions.

        Advertising increased $1 million, to $2 million for the three months ended March 31, 2002 from $1 million for the same period in 2002. Advertising as a percent of revenue increased to 1.3% from 0.6% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

        Professional services increased $2 million, to $3 million for the three months ended March 31, 2003 from $1 million for the same period in 2002. The increase is mostly due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest.

        All other general and administrative expense, which includes office expenses, facilities costs, and other, increased by $3 million, to $5 million for the three months ended March 31, 2003 from $2 million for the same period in 2002.

Liquidity and capital resources

        Historically, our principal source of liquidity was cash flow generated from operations. Prior to the consummation of the transactions related to the acquisition of Dex East, our primary liquidity requirements were for debt service on that portion of a Qwest Dex line of credit borrowing arrangement with an affiliate of Qwest which was apportioned to us, dividends to Qwest, tax payments to Qwest to reflect our portion of the estimated taxes of Qwest Dex as well as capital expenditures and working capital. We have historically generated sufficient cash flow to fund our operations and investments and to make payments to Qwest.

        In connection with the transactions related to the acquisition of Dex East, we incurred substantial indebtedness. As of March 31, 2003, we had outstanding $2.184 billion in aggregate indebtedness, and $99 million of additional borrowing capacity available under our credit facilities. Following the transactions related to the acquisition of Dex East, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service on our credit facilities and the senior notes and the senior subordinated notes, capital expenditures and working capital.

        Net cash provided by operations was $65 million for the three months ended March 31, 2003. Changes in working capital for the three months ended March 31, 2003, relate primarily to changes in accounts receivable and accounts payable. Net accounts receivable decreased by $12 million, or 17.9%, to $55 million at March 31, 2003 from $67 million at December 31, 2002. Accounts payable and other liabilities increased by $13 million, or 13.8%, to $107 million at March 31, 2003 from $94 million at December 31, 2002.

        Net cash used for investing activities was $3 million for the three months ended March 31, 2003. The principal use of cash for investing activities was costs incurred for software development, primarily related to the upgrade of our existing software system.

        Net cash used for financing activities was $25 million for the three months ended March 31, 2003. The principal use of cash for financing activities was the payment of $25 million on the Company's term loans under its bank facility during the period.

        In connection with the transactions related to the acquisition of Dex East, we entered into a billing and collection services agreement with Qwest LEC. Under this agreement, Qwest LEC will continue to bill and collect, on our behalf, amounts owed by customers, that are also Qwest local telephone customers, for our directory services. In 2002, Qwest LEC billed 49% of our revenues on our behalf, and we billed the remaining 51% directly. Qwest LEC bills the customer on the same billing statement on which it bills the customer for local telephone service. Qwest LEC has completed the preparation of its billing and collection system so that we will be able to transition from the Qwest LEC billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so.

        We will fund $210 million of the purchase price for Dex West to be paid by Dex Media to Qwest in connection with the acquisition of Dex West which, we believe, represents the fair value of the ongoing benefit of the synergies to be realized by us in connection with that acquisition. Dex Media West will be an indirect, wholly-owned subsidiary of Dex Media and we will not own any of the interest in Dex Media West. The $210 million will be paid to Dex Media in the form of a dividend to the extent of Dex Media East's retained earnings, with any remaining balance paid as a return of capital, immediately prior to the consummation of the acquisition of Dex West. Dex Media will use the funds to pay a portion of the purchase price for Dex West to Qwest. We expect to fund that portion of the Dex West purchase price through borrowings of $160 million pursuant to the delayed draw portion of the tranche A term loan facility and an additional $50 million cash equity contribution to us from the Sponsors and their assignees and designees. The commitment under the delayed draw portion of the tranche A term loan facility terminates if the acquisition of Dex West is not consummated. The acquisition of Dex West is subject to a number of conditions. In addition, certain shareholders of Qwest are seeking to enjoin the sale of the Dex West assets. There can be no assurances that the acquisition of Dex West will be consummated or that the anticipated synergies will be realized. In the event that the acquisition of Dex West is consummated, we will incur additional loans in a total principal amount of up to $160 million under the tranche A term loan facility, subject to certain conditions. If the acquisition of Dex West is not consummated, we will be obligated to pay up to $24 million in fees to various financial institutions that have made financing commitments relating to the acquisition of Dex West.

        Our credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility comprises loans in a total principal amount of up to $100 million available for general corporate purposes, subject to certain conditions. As of March 31, 2003, approximately $99 million was available for borrowing (approximately $1 million was committed under a stand-by letter of credit and accordingly not available for borrowing). The term loan facilities consist of a tranche A term loan facility in a total principal amount of $519 million and a tranche B term loan facility in a total principal amount of $689 million. Except as described in the following sentence, the tranche A and tranche B term loan facilities were available only to fund the transactions related to the acquisition of Dex East. In addition, in the event that the acquisition of Dex West is consummated, additional loans in a total principal amount of up to $160 million may be borrowed under the tranche A term loan facility, subject to certain conditions.

        Our new credit facilities bear interest, at our option, at either:

  •
  a base rate used by JPMorgan Chase Bank, plus an applicable margin; or

  •
  a eurocurrency rate on deposits for one, two, three or six-month periods (or nine or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin.

        The applicable margin on loans under our revolving credit facility and the tranche A term loan facility is subject to change depending on our leverage ratio.

        In addition to paying interest on outstanding principal amounts under our credit facilities, we are required to pay a commitment fee to the lenders for the unused commitments under our revolving credit facility. The commitment fee is payable quarterly in arrears and is subject to change depending on our leverage ratio.

        Our revolving credit facility and the tranche A term loan facility will mature in November 2008 and the tranche B term loan facility will mature in May 2009.

        Our credit facilities contain negative and affirmative covenants and requirements affecting us and domestic subsidiaries that we create or acquire, with certain exceptions set forth in our credit agreement. Our credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens, sale-leaseback transactions, debt, dividends and other restricted junior payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, changes in fiscal year, restrictive agreements with subsidiaries, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and intercompany indebtedness. Our new credit facilities also require us, and will require our existing and future subsidiaries, with certain exceptions set forth in our credit agreement, to meet certain financial covenants and ratios, particularly a leverage ratio, an interest coverage ratio and a fixed charges coverage ratio.

        Pursuant to the acquisition agreement, Qwest is obligated to pay the cost of obtaining the right for us to use, on an interim basis for up to two years, the material software, databases and web content currently licensed to Qwest by third parties, which we refer to as the material intellectual property products, without material interruption following the consummation of the transactions. Under the acquisition agreement, any obligation on our part to pay the cost of obtaining the permanent right for us to use the material intellectual property products, together with our obligation to pay certain separation costs in the event the acquisition of Dex West is not consummated will be limited to $40 million. We paid approximately $2 million of such costs upon the closing of the acquisition of Dex East, and believe that any remaining obligation will be paid during the next year. The consummation of the acquisition of Dex West is subject to a number of conditions. There can be no assurances that the acquisition of Dex West will be consummated.

        We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In addition, we may issue additional debt if prevailing market conditions are favorable to doing so.

        Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our new credit facilities will be adequate to meet our future liquidity needs for at least the next 12 months.

        We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Critical accounting policies and estimates

Revenue recognition

        The sale of advertising in telephone directories published by us is our primary source of revenue. We recognize revenues ratably over the life of each directory using the deferral and amortization method, with revenue recognition commencing in the month of delivery.

Cost of revenue

        Direct costs related to the sales, production and distribution of directories are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery. Direct costs include sales commissions, graphics costs and the costs of printing, publishing and distribution.

Allowance for doubtful accounts and bad debt expense

        We periodically make judgments regarding the collectibility of outstanding receivables and provide appropriate allowances when collectibility becomes doubtful. Provisions relating to receivables billed and collected by Qwest LEC on our behalf are determined based upon our historical bad debt experience over the previous twelve month period. Provisions relating to receivables billed and collected by us are determined based upon historical experience taking into account the age of receivables and general economic trends.

Basis of allocation

        To prepare the Predecessor combined financial statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenues and expenses of Qwest Dex to either Dex East or Dex West. We believe that such specific identifications, assignments and apportionments are reasonable; however, the resulting amounts could differ from amounts that would be determined if Dex East and Dex West operated on a stand-alone basis. Because of Dex East's and Dex West's relationship with Qwest Dex, as well as Qwest and its other affiliates, the revenues and expenses are not necessarily indicative of what they would be had Dex East and Dex West operated without the shared resources of Qwest and its affiliates. Accordingly, the Predecessor's combined financial statements are not necessarily indicative of future results of operations.

        In order to divide the Qwest Dex Holdings Predecessor combined financial statements between Dex East and Dex West, it was necessary for management of Qwest Dex to make certain assignments and apportionments. Wherever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate. A substantial portion of the Predecessor's revenue and cost of revenue have been directly assigned on a directory-by-directory basis. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on cost relationships to the account balance being apportioned. Expense accounts subject to apportionment primarily consisted of overhead costs and related items that have historically been shared with Qwest Dex.

Disclosure Regarding Forward-Looking Statements

        This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates,"

"believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this quarterly report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

        As of March 31, 2003, we had no debt outstanding under our revolving credit facility (although approximately $1 million was committed under a standby letter or credit), $519 million of debt outstanding under our tranche A term loan facility and $689 million of debt outstanding under our tranche B term loan facility. Our revolving credit facility and each of our term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. As required by the terms of our credit facilities, we have hedged a portion of our interest rate risk. The notional amounts of our interest rate swaps total $370 million and the notional amount of our interest rate cap totals $200 million as of March 31, 2003. We do not plan to engage in hedging for speculative purposes. Assuming the current level of borrowings with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, we estimate that our interest expense for the three months ended March 31, 2003 would have increased by approximately $2 million, net of the effects of interest rate swaps.

Foreign currency exchange risk

        As of March 31, 2003, we had approximately €39 million outstanding under the Euro-denominated portion of our tranche B term loan facility. We have entered into a forward exchange contract, that does not qualify for hedge accounting, with a major financial institution as an economic hedge to manage the foreign currency risk of this debt against the Euro-denominated portion of our tranche B term loan facility which is intended to limit the financial impact of fluctuations between the two currencies, and the related effects on earnings or cash flows. The foreign currency swap has a notional amount of €39 million and expires in December 2005.

ITEM 4. CONTROLS AND PROCEDURES

        Dex Media East maintains disclosure controls and procedures that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Dex Media East's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Within 90 days prior to the date of this report, Dex Media East carried out an evaluation, under the supervision and with the participation of Dex Media East's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Dex Media East's disclosure controls and procedures. Based on the foregoing, the Dex Media East's Chief Executive Officer and Chief Financial Officer concluded that Dex Media East's disclosure controls and procedures were effective.

        There have been no significant changes in Dex Media East's internal controls or in other factors that could significantly affect the internal controls subsequent to the date Dex Media East completed its evaluation.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time, we are a party to litigation matters arising in connection with the normal course of our business. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions or improper listings contained in directories published by us. Although we have not had notice of any such claims that we believe to be material, any pending or future claim could have a material adverse effect on our business.

        In addition, we are exposed to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were found to be inaccurate, or if personal data stored by us was improperly accessed and disseminated by unauthorized persons. Although we have not had notice of any material claims relating to defamation or breach of privacy claims to date, we may be party to litigation matters that could have a material adverse effect on our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

      Exhibit 10.1—Stock Option Plan of Dex Media, Inc.

      Exhibit 99.1—Certification of Chief Executive Officer of Dex Media East LLC

      Exhibit 99.2—Certification of Chief Financial Officer of Dex Media East LLC

      Exhibits 99.1 and 99.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

  (b)
  Reports on Form 8-K:

      None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Dex Media East LLC has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA EAST LLC
By:	/S/ ROBERT M. NEUMEISTER, JR. Robert M. Neumeister, Jr. Chief Financial Officer and Executive Vice President (principal financial officer and duly authorized officer)

Date: May 15, 2003

CERTIFICATIONS

I, George Burnett, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Dex Media East LLC;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ GEORGE BURNETT George Burnett President and Chief Executive Officer (principal executive officer)

I, Robert M. Neumeister, Jr., certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Dex Media East LLC;

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/S/ ROBERT M. NEUMEISTER, JR. Robert M. Neumeister, Jr. Chief Financial Officer and Executive Vice President (principal financial officer)