Form 10-Q
period 2003-06-30
DEX MEDIA EAST LLC
filed 2003-08-12
CIK 1212113

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 333-102395

DEX MEDIA EAST LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1554575 (IRS Employer Identification No)
198 Inverness Drive West Englewood, Colorado 80112 (Address of principal executive offices)
(303) 784-2900 (Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

PART I.
FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$12,746	$37,626
Accounts receivable, net	58,409	67,394
Deferred directory costs	117,696	111,373
Current deferred taxes	3,170	1,053
Other current assets	5,069	5,395

Total current assets	197,090	222,841
Property, plant and equipment, net	29,954	21,891
Goodwill	903,347	903,347
Intangible assets, net	1,651,980	1,759,160
Deferred income taxes	39,262	20,190
Deferred financing costs	85,977	94,245
Other assets	9,877	—

Total assets	$2,917,487	$3,021,674

Liabilities and Owner Equity
Current liabilities:
Accounts payable	$23,514	$46,193
Employee compensation	12,739	9,741
Deferred revenue and customer deposits	95,748	62,521
Accrued interest payable	21,750	24,760
Current portion of long-term debt	8,251	40,514
Other accrued liabilities	18,339	7,843

Total current liabilities	180,341	191,572
Long-term debt	2,092,655	2,166,616
Post-retirement and other post-employment benefit obligations	38,819	35,456
Other liabilities	14,009	4,651

Total liabilities	2,325,824	2,398,295

Commitments and contingencies (Note 6)
Owner interest	655,000	655,000
Accumulated deficit	(55,880)	(28,104)
Accumulated other comprehensive loss	(7,457)	(3,517)

Total owner equity	591,663	623,379

Total liabilities and owner equity	$2,917,487	$3,021,674

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands)
(unaudited)

	Company	Predecessor	Company	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$164,278	$171,862	$317,151	$341,995
Operating Expenses:
Cost of revenue	50,042	51,139	97,270	104,183
General and administrative expense	16,655	10,276	33,169	15,792
Bad debt expense	6,999	3,692	14,127	8,577
Depreciation and amortization expense	56,183	2,764	112,547	5,587

Total operating expenses	129,879	67,871	257,113	134,139

Operating income	34,399	103,991	60,038	207,856
Other expense:
Interest expense, affiliate	—	23,291	—	47,945
Interest expense	49,775	—	97,841	—
Other expense, net	4,453	(38)	8,529	(11)

(Loss) income before income taxes	(19,829)	80,738	(46,332)	159,922
Income tax (benefit) provision	(7,941)	32,617	(18,556)	64,609

Net (loss) income	$(11,888)	$48,121	$(27,776)	$95,313

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Company	Predecessor
	Six Months Ended June 30,
	2003	2002
Operating activities:
Net (loss) income	$(27,776)	$95,313
Adjustments to net (loss) income:
Employee benefit credit	—	(2,649)
Bad debt expense	14,127	8,577
Depreciation expense	5,367	5,587
Amortization expense	107,180	—
Unrealized gain on foreign currency derivative instrument	(4,517)	—
Unrealized loss on translation of foreign currency debt	3,579	—
Amortization of deferred financing costs	9,114	—
Deferred tax (benefit) provision	(18,556)	13,571
Changes in operating assets and liabilities:
Accounts receivable	(5,142)	2,409
Deferred directory costs	(6,323)	10,089
Other current assets	326	1,759
Other long-term assets	(3,360)	—
Accounts payable and other liabilities	(9,410)	(14,752)
Deferred revenue and customer deposits	33,227	(4,037)
Employee benefit plan obligations and other, net	3,363	1,181

Cash provided by operating activities	101,199	117,048

Investing activities:
Expenditures for property, plant and equipment	(3,988)	(9,667)
Capitalized software development costs	(9,442)	(996)
Escrow deposits	(2,000)	—

Cash used for investing activities	(15,430)	(10,663)

Financing activities:
Payments on long-term debt	(109,803)	—
Payment of deferred financing costs	(846)	—
Repayments of short-term borrowings from affiliates	—	(176,683)
Contributions from Qwest in lieu of income taxes	—	51,038

Cash used for financing activities	(110,649)	(125,645)

Cash and cash equivalents:
Decrease	(24,880)	(19,260)
Beginning balance	37,626	54,825

Ending balance	$12,746	$35,565

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to condensed consolidated financial statements

(unaudited)

(1)   Description of Business

(a) Acquisition

        On August 19, 2002, Qwest Communications International Inc. ("Qwest") entered into concurrent purchase agreements (the "Dex East Purchase Agreement" and the "Dex West Purchase Agreement") to sell the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (together, "Qwest Dex") to Dex Holdings LLC (the "Dex Buyer"), the parent of Dex Media, Inc. ("Dex Media"), new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (together, the "Sponsors"), in two separate phases. The Dex Buyer assigned its right to purchase the directory business in the Dex East States (defined below) to Dex Media East LLC ("Dex Media East" or the "Company"), a subsidiary of Dex Media East, Inc. The Company operates the directory business acquired in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota, or the Dex East States. In the second phase, a separate indirect subsidiary of Dex Media will operate the directory business that the Dex Buyer plans to acquire in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming, or the Dex West States.

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

        In the second phase, Qwest Dex will contribute its remaining assets and liabilities relating to its directory business to another newly-formed limited liability company, or Dex Media West LLC, and, following that contribution, the Dex Buyer will purchase all of the interests in Dex Media West for $4.3 billion (excluding fees and expenses, subject to adjustments relating to working capital levels and including $210 million to be paid to Qwest by the Company—see Note 4). Dex Media West will operate the acquired directory businesses in the Dex West States. The Dex West acquisition is expected to close in the second half of 2003.

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

(c) Operations

        The Company is the exclusive official directory publisher for Qwest Local Exchange Carrier ("Qwest LEC") in the Dex East States, which is the primary local exchange carrier in most service areas within the Dex East States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex East States. The Company provides local and national advertisers directory, Internet and direct marketing solutions. Virtually all of the Company's revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the local service area through third-party vendors.

(2)   Basis of Presentation

(a) The Company

        The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the Securities and Exchange Commission's ("SEC") instructions for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management's opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated results of operations, financial position and cash flows of the Company as of and for the three months and six months periods ended June 30, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the Predecessor, respectively, as of December 31, 2002 and 2001 and for the periods from November 9 to December 31, 2002, January 1 to November 8, 2002 and the years ended December 31, 2001 and 2000 included in the Company's Form S-4, Amendment No. 2, as filed with the SEC on March 20, 2003. The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

        The accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002, and the condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003, reflect the consolidated financial position, results of operations and cash flows of the Company and include all material adjustments required under purchase accounting. Dex East is considered the Predecessor to the Company. As such, the historical financial statements of Dex East are included in the accompanying consolidated financial statements, including the combined statements of operations for the three months and six months ended June 30, 2002 and the combined statement of cash flows for the six months ended June 30, 2002 (collectively, the "Predecessor financial statements"). The Predecessor financial statements have not been adjusted to give effect to the acquisition. As such, the consolidated financial statements of the Company after the acquisition are not comparable to the Predecessor financial statements prior to the acquisition.

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

(3)   Summary of Significant Accounting Policies

(a) Principles of Consolidation

        The consolidated financial statements include the financial statements of Dex Media East and its two wholly-owned subsidiaries, Dex Media East Finance Co. and Dex Media International Inc. All intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

(c) Revenue Recognition

        The sale of advertising in printed directories published by the Company is the primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method, with revenue recognition commencing in the month of delivery. During the three months ended June 30, 2003 and 2002, the Company published 60 and 59 white and yellow pages directories, respectively, in the Dex East States. During the six months ended June 30, 2003 and 2002, the Company published 88 and 86 white and yellow pages directories, respectively, in the Dex East states. All directories published during the three months and six months ended June 30, 2003 and 2002 had 12-month lives.

        The Company enters into nonmonetary transactions where the Company's products and services are promoted by the customer during the same period that the Company carries the customer's advertisement and accounts for these transactions in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-17, "Accounting for Advertising Barter Transactions."

        In certain cases, the Company enters into agreements with customers that involve the delivery of advertisements in more than one directory. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

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

        Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third party certified marketing representatives, or "CMRs", which act as the Company's channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery.

(e) Stock-Based Compensation

        Company.    The Company accounts for this plan under the recognition and measurement principals of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for employee stock options grants under the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the pro forma results of the Company for the three months and six months ended June 30, 2003, would have been as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2003
Net Income
As reported	$(11,888)	$(27,776)
Pro forma	$(11,973)	$(27,942)

        Predecessor.    Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex East for the three months and six months ended June 30, 2002 would have been as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2002
Net Income
As reported	$48,121	$95,313
Pro forma	$48,007	$95,086

(f) Income Tax Provision

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

(g) Predecessor Financial Statements

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

(h) New accounting standards

        SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. This statement amends the accounting and reporting for derivative instruments and hedging activities originally provided for by SFAS 133 for certain decisions reached by the FASB Derivatives Implementation Group. This Statement is effective generally for contracts entered into or modified after June 30, 2003. Management believes that the adoption of this statement will not have a material impact on the Company.

(4)   Goodwill and intangible assets

        For the three months and six months ended June 30, 2003, no goodwill was acquired, impaired, amortized or otherwise adjusted. In the event that the Dex West acquisition is consummated, the Company will pay Qwest $210 million as additional consideration for the Dex East acquisition.

        The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Book Value as of June 30, 2003	Life
Customer relationships—local	$897,000	$(104,095)	$792,905	20 years(1)
Customer relationships—national	241,000	(21,120)	219,880	25 years(1)
Non-compete/ publishing agreements	251,000	(4,050)	246,950	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(8,770)	59,230	5 years
Advertising agreements	23,000	(985)	22,015	15 years

Totals	$1,791,000	$(139,020)	$1,651,980

(1)
Amortization is calculated using a declining method in relation to estimated retention lives of acquired customers.

        Amortization expense relating to intangible assets for the three months and six months ended June 30, 2003 was $53.6 million and $107.2 million, respectively.

(5)   Long-Term Debt

        Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

June 30, 2003
Tranche A Term Loan, bearing interest at adjusted LIBOR plus 3% (weighted average rate of 4.28% at June 30, 2003)	$482,602
Tranche B Term Loan, bearing interest at adjusted LIBOR plus 4% (weighted average rate of 5.28% at June 30, 2003)	601,613
Tranche B-Euros Term Loan, bearing interest at EURIBOR plus 4% (weighted average rate of 6.41% at June 30, 2003)	41,691
Unsecured senior notes due in November 2009	450,000
Unsecured senior subordinated notes due in November 2012	525,000

2,100,906
Less: current portion of long-term debt	(8,251)

$2,092,655

        As of June 30, 2003, there were no borrowings under the revolving credit facility. The Company paid interest and fees on the bank facility of $73.6 million and $90.7 million for the three months and six months ended June 30, 2003, respectively. As of June 30, 2003, the Company was in compliance with the debt covenants under the bank facility.

(6)   Derivative Instruments and Hedging Activities

        During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its bank financing. All interest rate related derivative instruments had forward starting dates of May 8, 2003. The Company has reclassified $1.0 million of hedging losses into interest expense for the three months and six months ended June 30, 2003. For the three months and six months ended June 30, 2003, the Company had $2.9 million and $4.5 million, respectively, in unrealized losses, net of tax, which are included in accumulated other comprehensive loss. As of June 30, 2003, $7.5 million of deferred losses, net of tax, on derivative instruments, are recorded in accumulated other comprehensive loss, of which $6.9 million is expected to be reclassified to earnings during the next 12 months.

        During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuation between the US Dollar and the Euro on its Tranche B-Euros. For the three months and six months ended June 30, 2003, the Company recognized $2.5 million and $4.3 million, respectively, in unrealized gains on the foreign currency derivative instrument. These gains were offset by losses on foreign currency transaction adjustments to the underlying debt instrument of $2.3 million and $3.6 million for the three months and six months ended June 30, 2003, respectively.

        During November 2002, the Company entered into an interest rate cap agreement. Losses of $0.2 million and $0.6 million are included in earnings for the three months and six months ended June 30, 2003, respectively.

(7)   Commitments and Contingencies

(a) Litigation

        The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b) Collective Bargaining Agreement

        As of June 30, 2003, 48% of the Company's employees were members of the Communication Workers of America. The collective bargaining agreement covering their employment is scheduled to expire in October 2003. In January 2003, the Company extended its collective bargaining agreement with the International Brotherhood of Electrical Workers until May 5, 2006. As of June 30, 2003, 15% of the Company's employees were members of the International Brotherhood of Electrical Workers.

(c) Dex West Acquisition

        In the event that the Dex West acquisition is consummated, the Company will incur additional loans in a total principal amount of up to $160 million under the Tranche A term loan facility subject to certain conditions, the proceeds of which are expected to be distributed to Qwest as additional consideration with respect to the Dex East acquisition. If the acquisition of Dex West is not consummated, the Company may be obligated to pay up to $24 million in fees to various financial institutions that have made financing commitments relating to the acquisition of Dex West. As of June 30, 2003, the Company has accrued $15.1 million of the Dex West commitment fees which are included in other accrued liabilities on its consolidated balance sheet.

(d) Amdocs Agreement

        During February 2003, the Company entered into a five year agreement with Amdocs, Inc. ("Amdocs") for the complete modernization of the Company's core production platform. This project relates to upgrading the Company's existing software system to enhance its functionality. The Company expects to incur approximately $52.3 million in charges related to the agreement with Amdocs over the next five years. During the three months and six months ended June 30, 2003, the Company incurred $4.1 million and $6.8 million, respectively, related to this agreement.

(8)   Comprehensive Income (Loss)

        Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss). For the Company, the component of comprehensive income (loss) other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amounts of such changes to equity that have not been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss). Comprehensive loss for the three months and six months ended June 30, 2003 was $14.8 million and $32.3 million, respectively.

(9)   Stock Options

        Company.    On November 8, 2002, Dex Media adopted a Stock Option Plan (the "Plan") that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. As of June 30, 2003, the maximum number of shares of common stock available for grant was 234,591. The Compensation Committee of Dex Media determines the exercise price for each option; however, all outstanding stock options have an exercise price that is equal to the fair market value of the common stock on the date the stock option was granted and all outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee's continued employment with the Company (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in 2003 and ending in 2007; and (2) 75% of the options granted will vest in full one day before the tenth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years 2003 through 2007 if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets are met with respect to such year.

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

(10) Transactions with Qwest and Its Affiliates

(a) Shared Services

        Qwest and its affiliates provide services to the Company and its Predecessor for which reimbursement is determined based upon either (1) tariffed or negotiated contract rates, (2) prevailing third party market prices or (3) fully distributed costs ("FDC"). Qwest's cost allocation policies are consistent with the cost allocation guidelines established for reporting to its regulators. Prior to the November 8, 2002 acquisition, services provided by Qwest and its affiliates are considered affiliate transactions for the Predecessor, and services provided after November 8, 2002 are considered shared services with a third party. Pursuant to the Dex East Purchase Agreement, Qwest will continue to provide these services to the Company for a period of up to 18 months expiring no later than May 8, 2004. These services include billing and collection, property management, information technology, general and administrative, telephony and data services, customer lists, and other.

        Shared services included in cost of revenues amounted to $0.2 million and $0.5 million for the three months and six months ending June 30, 2003, respectively. Shared services included in cost of revenues for the comparative Predecessor periods in 2002 were $1.2 million and $2.6 million, respectively.

        Shared services included in general and administrative expenses were $3.0 million and $6.4 million, for the three months and six months ended June 30, 2003, respectively. Shared services included in general and administrative expenses for the comparative Predecessor periods in 2002 were $5.3 million and $12.7 million, respectively.

(b) Services Provided to Qwest and its Affiliates

        Rates charged for advertising services provided by the Company and the Predecessor to Qwest and its affiliates are determined based upon prevailing third party market prices. The Predecessor provided advertising services to Qwest and its affiliates of $2.5 million and $4.4 million during the three months and six months ended June 30, 2002, respectively.

        As part of the Dex East Purchase Agreement, Qwest has agreed to purchase from the Company, under a take-or-pay arrangement, $20 million annually in advertising services from the Company over a 15-year period beginning with the date of sale. For the three months and six months ended June 30, 2003, Qwest purchased $6.2 million and $10.5 million, respectively, in advertising services under this arrangement. If the Dex West acquisition is consummated, the Company and Dex Media West have agreed to allocate the $20 million in annual advertising services between the Company and Dex Media West based upon their respective revenues.

(c) Due from (to) Qwest and its Affiliates

        Amounts due from (to) Qwest and its affiliates in the accompanying consolidated financial statements include the following (in thousands):

	June 30, 2003	December 31, 2002
Accounts receivable purchased by Qwest	$3,940	$3,381
Amounts due from Qwest and its affiliates	5,551	3,417
Amounts due to Qwest and its affiliates	(6,627)	(24,488)

(11) Related Party Transactions

        In connection with the acquisition of Dex East, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors' expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company's business, administration and policies. Each of the Sponsors will receive an annual advisory fee of $1 million for advisory, consulting and other services. These annual payments shall continue until the agreements are terminated. Pursuant to these management consulting agreements, the Company paid $0.5 million and $1.0 million, respectively, in pro-rated annual advisory fees for the three months and six months ended June 30, 2003.

        As more fully described in Note 6(d), the Company entered into an agreement with Amdocs for the complete modernization of the Company's core production platform. Welsh, Carson, Anderson & Stowe, one of the Sponsors, is a shareholder of Amdocs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the consummation of the transactions related to the acquisition of Dex East. In this section, references to "Dex East" or "Predecessor" refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota prior to November 8, 2002, the date that Dex Media East acquired Dex East. References to "we," "our" or "us" refers to Dex Media East, the successor to Dex East. We have operated as a stand-alone company since the acquisition of Dex East on November 8, 2002. The acquisition has been accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to Dex Media East's balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date

        The discussion and analysis of historical predecessor periods does not reflect the significant impact that the transactions have had on us, including significantly increased leverage and liquidity requirements. The statements in the discussion and analysis regarding industry outlook, our expectations regarding future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements. See "—Disclosure Regarding Forward-Looking Statements." You should read the following discussion together with our consolidated financial statements and related notes thereto included elsewhere herein.

Overview

        We are the largest directory publisher in the Dex East States and the sixth largest directory publisher in the United States. We are the exclusive official directory publisher in our region for Qwest LEC, which is the primary local exchange carrier in most service areas within the Dex East States. We, or our predecessors, have been publishing directories for over 100 years. In 2002, we had an aggregate 86% market share in our top 10 geographic markets, which accounted for approximately 76% of our directory services revenue in that year. For the three months ended June 30, 2003 and 2002, we and the Predecessor published 60 and 59 directories, respectively, and distributed approximately five million copies of these directories to business and residential consumers in the Dex East States. For the six months ended June 30, 2003 and 2002, we and the Predecessor published 88 and 86 directories, respectively, and distributed approximately nine million copies of these directories to business and residential consumers in the Dex East States. As of June 30, 2003, we had a total of approximately 200,000 local advertising customers, consisting primarily of small and medium-sized businesses, and approximately 4,200 national advertisers. We also provide related services, including an Internet-based directory and direct marketing services. For the three months ended June 30, 2003 and 2002, we and the Predecessor generated $164.3 million and $171.9 million in revenue, respectively. For the six months ended June 30, 2003 and 2002, we and the Predecessor generated $317.2 million and $342.0 million in revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our revenue for the three and six months ended June 30, 2003 would have been $177.9 million and $355.4 million, respectively. Approximately 97.1% and 97.2% of our total revenue for the three months and six months ended June 30, 2003, respectively, was generated from the publication of directories.

Stand-alone company

        The Predecessor historically operated as the directory business of Qwest Dex in the Dex East States and not as a stand-alone company. The financial statements included in this quarterly report for the three months and six months ended June 30, 2002, have been derived from the historical financial statements of Qwest Dex Holdings, Inc., the parent company of Qwest Dex and include the activities of Qwest Dex for business conducted in the Dex East States prior to the acquisition of Dex East. To prepare the Predecessor financial statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenues and expenses of Qwest Dex to either Dex East or Dex West. Whenever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate. Substantially all of the Predecessor's revenue and cost of revenue have been directly assigned on a directory-by-directory basis. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on revenue and/or cost causative relationships to the account balance being apportioned. These specific identifications, assignments and apportionments are believed to be reasonable; however, the resulting amounts could differ from amounts that would be determined if the Predecessor had operated on a stand-alone basis. Because of the Predecessor's relationship with Qwest Dex as well as Qwest and its other affiliates, the Predecessor's historical results of operations, financial position and cash flows are not necessarily indicative of what they would be had the Predecessor operated without the shared resources of Qwest and its affiliates. Accordingly, the unaudited statements of operations for the three months and six months ended June 30, 2002 and the unaudited statement of cash flows for the six months ended June 30, 2002 are not indicative of our future results of operations and cash flows. The historical costs for services provided to the Predecessor by Qwest affiliates may not necessarily reflect the expenses we will incur as a stand-alone company.

        Qwest and Qwest LEC will continue to provide certain services that they have historically provided to the Predecessor, including support services relating to information technology, real estate, human resources and legal matters, pursuant to the transition services agreement for a maximum of 18 months expiring no later than May 8, 2004. We believe that we will be able to replace the services provided by Qwest and Qwest LEC prior to the termination of the transition services agreement with services provided internally or through arrangements with third parties. However, there can be no assurances that we will be able to replace the services at comparable costs.

        While we have been a stand-alone company since the consummation of the sale transaction on November 8, 2002, the Predecessor historically operated the directory business of Qwest Dex in the Dex East States prior to the acquisition of Dex East. We will incur incremental costs associated with operating as a stand-alone company. We have identified two broad categories of incremental stand-alone operating costs. The first category of operating costs consists of those costs associated with operating the Company as a separate entity from Qwest. The second category of costs consists of those costs we believe we will incur if the acquisition of Dex West by Dex Media is not consummated. These second category costs are those that will result from operating Dex Media East as a separate entity from Qwest Dex. If the acquisition of Dex West is consummated, we do not expect to incur any of these second category costs. There can be no assurance that the acquisition of Dex West will be consummated or that the anticipated synergies from such acquisition will be realized.

Revenue

        We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory and direct marketing services. Growth in directory services revenue is affected by several factors, including changes in advertising customers, increases in the pricing of advertising, changes in the quantity of advertising purchased per customer and the introduction of additional products which generate incremental revenues. In the aggregate, directory services revenue also may increase through the publication of new printed directories.

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

        We enter into nonmonetary transactions where our products and services are promoted by the customer during the same period that we carry the customer's advertisement and accounts for these transactions in accordance with EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions."

        In certain cases, we enter into agreements with customers that involve the delivery of advertisements in more than one directory. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

        As part of the Dex East Purchase Agreement, Qwest agreed to purchase from us, under a take-or-pay arrangement, $20 million annually in advertising services from us over a 15-year period beginning with the date of sale. If the Dex West acquisition is consummated, we and Dex Media West have agreed to allocate the $20 million in annual advertising services between us and Dex Media West based upon their respective revenues.

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

        Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third party certified marketing representatives, or "CMRs", which act as our channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery.

General and administrative expense

        Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, customer billing, corporate management and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services, such as real estate, information technologies, finance and human resources, shared among Qwest affiliates. However, after the termination of the transition services agreements, we will incur these costs directly. Our general and administrative expense has increased as a stand-alone company and may further increase as we complete our transition to a stand-alone entity.

Results of operations

Three months ended June 30, 2003 (unaudited) compared to the three months ended June 30, 2002 (unaudited)

	Dex Media East LLC Three months ended June 30, 2003	Predecessor Three months ended June 30, 2002	$ Change	% Change
(Dollars in thousands)
Revenue
Local directory services	$141,148	$140,353	$795	0.6%
National directory services	18,417	27,263	(8,846)	(32.4%)

Total directory services	159,565	167,616	(8,051)	(4.8%)
Other revenue	4,713	4,246	466	11.0%

Total revenue	$164,278	$171,862	$(7,584)	(4.4%)
Cost of revenue	$50,042	$51,139	(1,097)	(2.1%)

Gross profit	$114,236	$120,723	$(6,487)	(5.4%)
Gross margin	69.5%	70.2%

General and administrative expense, including bad debt expense	$23,654	$13,968	$9,686	69.3%

Revenue

        Revenue decreased by $7.6 million, or 4.4%, to $164.3 million for the three months ended June 30, 2003 from $171.9 million for the same period in 2002. Excluding the effects of purchase accounting for deferred revenue, which totaled $13.6 million, revenue for the three months ended June 30, 2003 would have been $177.9 million, a $6.0 million or 3.5% increase compared to the three months ended June 30, 2002. Total revenue, excluding the effects of purchase accounting, included $173.2 million in directory services revenue and $4.7 million for all other products for the three months ended June 30, 2003.

        Total directory services revenue, which consists of local and national directory services revenue, decreased by $8.1 million, or 4.8% to $159.6 million for the three months ended June 30, 2003 from $167.6 million for the three months ended June 30, 2002, respectively. Excluding the effects of purchase accounting, total directory services revenue increased by $5.6 million, or 3.3%, to $173.2 million for the three months ended June 30, 2003.

        Local directory services revenue increased $0.1 million, or 0.6% for the three months ended June 30, 2003, respectively from the same period in 2002. Local directory services revenue, excluding the effects of purchase accounting, increased by $4.1 million, or 2.9%, to $144.5 million for the three months ended June 30, 2003 from $140.4 million for the same period in 2002. Local directory services revenue, excluding the effects of purchase accounting, accounted for 81.2% of revenue for the three months ended June 30, 2003 compared to 81.7% for the same period in 2002. While the number of local advertisers decreased by 2.1% for the twelve months ended June 30, 2003, the average annual revenue per local advertiser increased 3.3% for the twelve months ended June 30, 2003 compared to the twelve months ended June 30, 2002. Growth in the average revenue per local advertiser resulted from price increases and additional revenue from premium products, such as color advertisements and awareness products.

        Revenue from national advertisers decreased $8.8 million, or 32.4% to $18.4 million for the three months ended June 30, 2003 compared to $27.3 million for the same period in 2002. Revenue from national advertisers, excluding the effects of purchase accounting, increased $1.4 million, or 5.1% to $28.7 million for the three months ended June 30, 2003. Revenue from national advertisers, excluding the effects of purchase accounting, accounted for 16.1% of revenue for the three months ended June 30, 2003 as compared to 15.9% for the same period in 2002.

        Other revenue increased by $0.5 million, or 11.0%, to $4.7 million for the three months ended June 30, 2003 from $4.2 million for the same period in 2002.

Cost of revenue

        Cost of revenue recognized decreased by $1.1 million, or 2.1% to $50.0 million for the three months ended June 30, 2003 when compared to the same period in 2002. Excluding the effects of purchase accounting for deferred costs, which totaled $4.0 million for the three months ended June 30, 2003, cost of revenue would have been $54.0 million. Cost of revenue represented 30.4% of revenue, excluding the effects of purchase accounting, for the three months ended June 30, 2003, compared to 29.8% of revenue for the same period in 2002. For the three months ended June 30, 2003 and 2002, we and the Predecessor incurred costs, subject to deferral and amortization, of $50.2 million and $47.7 million, respectively. Costs subject to deferral and amortization include employee costs, direct costs of publishing, sales commissions, services from Qwest and its affiliates and other costs.

        Employee costs incurred during the period increased by $2.7 million, or 13.2%, to $23.2 million for the three months ended June 30, 2003 from $20.5 million for the same period in 2002. These increases were primarily a result of increases in the number of employees, higher cost of medical insurance and sales incentives paid to employees.

        Direct costs of publishing incurred during the period, which include paper, printing and distribution, were $15.7 million and $17.3 million for the three months ended June 30, 2003 and 2002, respectively. The decrease is primarily a result of a reduction in the price of paper.

        Systems costs incurred increased $2.1 million, or 117%, to $3.9 million from $1.8 million for the three months ended June 30, 2003 compared to the same period in 2002 as a result of increased technology spending associated with being a stand-alone entity.

        Other cost of revenue incurred during the period, which include national sales commissions, office expenses and facilities, decreased by $0.7 million, or 8.6%, to $7.4 million for the three months ended June 30, 2003 compared to $8.1 million for the same period in 2002.

Gross profit

        Our gross profit decreased by $6.5 million, or 5.4%, to $114.2 million for the three months ended June 30, 2003, from $120.7 million for the same period in 2002, as a result of the decrease in revenue and cost of revenue due to the effects of purchase accounting adjustments. Excluding the effects of purchase accounting, gross profit for the three months ended June 30, 2003 would have been $123.8 million, a $3.1 million or 2.6% increase compared to the same period in 2002. Gross margin, excluding the effects of purchase accounting, decreased to 69.6% for the three months ended June 30, 2003 from 70.2% for the same period in 2002.

General and administrative expense

        General and administrative expense, excluding depreciation and amortization, increased by $9.7 million, to $23.7 million for the three months ended June 30, 2003 from $14.0 million for the same period in 2002. The increase was primarily due to increases in salaries and wages, benefits, bad debt expense, advertising and contract labor and consulting.

        Salaries and wages increased $3.6 million, to $5.4 million for the three months ended June 30, 2003 from $1.8 million for the same period in 2002. The increase in salaries and wages was primarily due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest, including additional employees in information technology, finance and human resources. In addition, the 2003 period also includes an increase in accrued bonus compensation.

        Benefits increased $2.4 million to $1.8 million for the three months ended June 30, 2003 compared to a credit of $0.6 million for the same period in 2002. This increase is primarily due to pension credits in 2002, and an increase in costs related to transitioning to a stand-alone entity.

        Bad debt expense increased by $3.3 million, to $7.0 million for the three months ended June 30, 2003 from $3.7 million for the same period in 2002. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 3.9% for the three months ended June 30, 2003 compared to 2.1% for the same period in 2002. The increase in bad debt expense is the result of an increase in local accounts receivable and a general deterioration in overall economic conditions.

        Advertising increased $0.2 million, or 14.3% to $1.6 million for the three months ended June 30, 2002 from $1.4 million for the same period in 2002. Advertising as a percent of revenue, excluding the effects of purchase accounting increased to 0.9% from 0.8% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

        Professional services increased $2.7 million to $3.5 million for the three months ended June 30, 2003 from $0.8 million for the same period in 2002. The increase in professional services is primarily due to increased spending for consulting and contract labor in connection with transitioning to a stand-alone entity, as well as the payment of management fees for which there was no comparable cost in 2002.

        All other general and administrative expense, which includes office expenses, facilities costs, and other, decreased by $2.5 million, to $4.4 million for the three months ended June 30, 2003 from $6.9 million for the same period in 2002.

Six months ended June 30, 2003 (unaudited) compared to the six months ended June 30, 2002 (unaudited):

	Dex Media East LLC Six months ended June 30, 2003	Predecessor Six months ended June 30, 2002	$ Change	% Change
(Dollars in thousands)
Revenue
Local directory services	$277,311	$278,859	$(1,548)	0.6%
National directory services	30,890	54,400	(23,510)	43.2%

Total directory services	308,201	333,259	(25,058)	7.5%
Other revenue	8,950	8,736	214	2.4%

Total revenue	$317,151	$341,995	$(24,844)	7.3%
Cost of revenue	$97,270	$104,183	(6,913)	6.6%

Gross profit	$219,881	$237,812	$(17,931)	7.5%
Gross margin	69.3%	69.5%

General and administrative expense, including bad debt expense	$47,296	$24,369	$22,927	94.1%

Revenue

        Revenue decreased by $24.8 million or 7.3%, to $317.2 million for the six months ended June 30, 2003 from $342.0 million for the same period in 2002. Excluding the effects of purchase accounting for deferred revenue, which totaled $38.2 million, revenue for the six months ended June 30, 2003 would have been $355.4 million, a $13.4 million, or 3.9% increase from the same period in 2002. Total revenue, excluding the effects of purchase accounting, included $346.4 million in directory services revenue and $9.0 million in revenue for all other products.

        Total directory services revenue, which consists of local and national directory services revenue, decreased $25.1 million, or 7.5% to $308.2 million for the six months ended June 30, 2003 from $333.3 million for the six months ended June 30, 2002. Excluding the effects of purchase accounting, total directory services revenue increased by $13.1 million, or 3.9%, to $346.4 million for the six months ended June 30, 2003.

        Local directory services revenue decreased $1.5 million, or 0.6% to $277.3 million for the six months ended June 30, 2003 compared to $278.9 million for the same period in 2002. Local directory services revenue, excluding the effects of purchase accounting, increased by $10.7 million, or 3.8% to $289.6 million for the six months ending June 30, 2003 from $278.9 million for the same period in 2002. Local directory services revenue, excluding the effects of purchase accounting, accounted for 81.5% of revenue for each of the six months ended June 30, 2003 and 2002. While the number of local advertisers decreased by 2.1% for the twelve months ended June 30, 2003, the average annual revenue per local advertiser increased 3.3% for the twelve months ended June 30, 2003 compared to the twelve months ended June 30, 2002. Growth in the average revenue per local advertiser resulted from price increases and additional revenue from premium products, such as color advertisements and awareness products.

        Revenue from national advertisers decreased $23.5 million, or 43.2% to $30.9 million for the six months ended June 30, 2003, as compared to the same period in 2002. Revenue from national advertisers, excluding the effects of purchase accounting, increased $2.4 million, or 4.4% to $56.8 million for the six months ended June 30, 2003 compared to $54.4 million for the same period in 2002. Revenue from national advertisers, excluding the effects of purchase accounting, for the six months ended June 30, 2003 accounted for 16.0% of revenue for the period as compared to 16.0% for the same period in 2002.

        Other revenue increased by $0.2 million, or 2.4% to $9.0 million for the six months ended June 30, 2003 from $8.7 million for the same period in 2002.

Cost of revenue

        Cost of revenue decreased by $6.9 million, 6.6% to $97.3 million for the six months ended June 30, 2003 from $104.2 million for the same period in 2002. Excluding the effects of purchase accounting for deferred costs, which totaled $9.9 million for the six months ending June 30, 2003, cost of revenue would have been $107.2 million. Cost of revenue represented 30.2% of revenue, excluding the effects of purchase accounting, for the six months ended June 30, 2003, compared to 30.5% of revenue for the same period in 2002. For the six months ended June 30, 2003 and 2002, we and the Predecessor incurred costs subject to deferral and amortization of $103.4 million and $92.9 million, respectively. Costs subject to deferral and amortization include employee costs, direct costs of publishing, sales commissions, services from Qwest and its affiliates and other costs.

        Employee costs incurred during the period increased by $6.2 million, or 15.7% to $45.7 million for the six months ended June 30, 2003 from $39.5 million in the same period in 2002. These increases were primarily a result of increases in the number of employees, higher cost of medical insurance and higher sales commissions and sales incentives paid to employees.

        Direct costs of publishing incurred during the period, which include paper, printing and distribution, were $33.8 million and $34.8 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily a result of a reduction in the price of paper.

        Systems costs incurred during the period increased by $4.1 million to $7.7 million from $3.6 million in the same period in 2002 as a result of increased technology spending associated with being a stand-alone entity.

        Other cost of revenue incurred during the period, which include national sales commissions, office expenses and facilities, increased by $1.2 million, or 8.0% to $16.2 million from $15.0 million for the same period in 2002.

Gross profit

        Our gross profit decreased $17.9 million, or 7.5% for the six months ended June 30, 2003 to $219.9 million compared to the same period in 2002. Excluding the effects of purchase accounting, gross profit for the six months ended June 30, 2003 would have been $248.2 million, a $10.4 million or 4.4% increase compared to the same period in 2002. Gross margin, excluding the effects of purchase accounting, increased to 69.8% for the six months ending June 30, 2003 from 69.5% for the same period in 2002.

General and administrative expense

        General and administrative expense, excluding depreciation and amortization, increased $22.9 million, or 94.1% to $47.3 million from $24.4 million in the same period in 2002. The increase was primarily due to increases in salaries and wages, benefits, bad debt expense, advertising and vendor services.

        Salaries and wages increased $8.1 million to $10.6 million for the six months ended June 30, 2003 from $2.5 million in the same period in 2002. The increase in salaries and wages was due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest, including additional employees in information technology, finance and human resources new hires. In addition, the 2003 period also includes accrued bonus compensation for which there was no corresponding expense in 2002.

        Benefits increased $5.1 million to $3.8 million for the six months ended June 30, 2002 from a credit of $1.3 million in the same period in 2002. This increase is primarily due to pension credits in 2002, and an increase in costs related to transitioning to a stand-alone entity.

        Bad debt expense increased $5.6 million, or 64.7% to $14.1 million from $8.6 million in the same period in 2002. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 4.0% for the six months ended June 30, 2003 compared to 2.5% for the same period in 2002. The increase in bad debt expense is the result of an increase in local accounts receivable and a general deterioration in overall economic conditions.

        Advertising increased $1.3 million, or 59.1% to $3.5 million for the six months ended June 30, 2003 from $2.2 million for the same period in 2002. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 1.0% from 0.6% for the six months ended June 30, 2003 and 2002, respectively.

        Professional services increased $4.5 million to $6.8 million for the six months ended June 30, 2003 from $2.3 million for the same period in 2002. The increase in professional services is primarily due to increased spending for consulting and contract labor in connection with transitioning to a stand-alone entity as well as the payment of management fees for which there was no comparable cost in 2002.

        All other general and administrative expense, decreased $1.6 million to $8.5 million for the six months ended June 30, 2003 from $10.1 million for the comparable period in 2002.

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

        In connection with the transactions related to the acquisition of Dex East, we incurred substantial indebtedness. As of June 30, 2003, we had outstanding $2.1 billion in aggregate indebtedness, and $99.0 million of additional borrowing capacity available under our credit facilities. Following the transactions related to the acquisition of Dex East, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service on our credit facilities and the senior notes and the senior subordinated notes, capital expenditures and working capital.

        Net cash provided by operations was $101.2 million for the six months ended June 30, 2003. Changes in working capital for the six months ended June 30, 2003, relate primarily to changes in accounts receivable and accounts payable. Net accounts receivable decreased by $9.0 million, or 13.3%, to $58.4 million at June 30, 2003 from $67.4 million at December 31, 2002. Accounts payable decreased by $22.7 million, or 49.1%, to $23.5 million at June 30, 2003 from $46.2 million at December 31, 2002.

        Net cash used for investing activities was $15.4 million for the six months ended June 30, 2003. The principal use of cash for investing activities was costs incurred for software development, primarily related to the upgrade of our existing software system.

        Net cash used for financing activities was $110.6 million for the six months ended June 30, 2003. The principal use of cash for financing activities was the payment of $109.8 million on our term loans under our bank facility during the period.

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

        In the event that the Dex West acquisition is consummated, we will incur additional borrowings of $160 million pursuant to the delayed draw portion of the tranche A term loan facility and receive an additional $50 million cash equity contribution from the Sponsors and their assignees and designees. We will then pay the $210 million in aggregate proceeds from these transactions to Qwest as additional consideration with respect to the Dex East acquisition. The commitment under the delayed draw portion of the tranche A term loan facility terminates if the acquisition of Dex West is not consummated. The acquisition of Dex West is subject to a number of conditions. There can be no assurances that the acquisition of Dex West will be consummated. If the acquisition of Dex West is not consummated, we will be obligated to pay up to $24 million in fees to various financial institutions that have made financing commitments relating to the acquisition of Dex West.

        Our credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility comprises loans in a total principal amount of up to $100 million available for general corporate purposes, subject to certain conditions. As of June 30, 2003, approximately $99 million was available for borrowing (approximately $1 million was committed under a stand-by letter of credit and accordingly not available for borrowing). The term loan facilities consist of a tranche A term loan facility in a total principal amount of $482.6 million and a tranche B term loan facility in a total principal amount of $643.3 million. Except as described in the following sentence, the tranche A and tranche B term loan facilities were available only to fund the transactions related to the acquisition of Dex East. In addition, in the event that the acquisition of Dex West is consummated, additional loans in a total principal amount of up to $160 million may be borrowed under the tranche A term loan facility, subject to certain conditions.

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

        Our credit facilities contain negative and affirmative covenants and requirements affecting us and domestic subsidiaries that we create or acquire, with certain exceptions set forth in our credit agreement. Our credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens, sale-leaseback transactions, incurrence of debt, payment of dividends and other restricted junior payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, changes in fiscal year, restrictive agreements with subsidiaries, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and intercompany indebtedness. Our new credit facilities also require us to meet certain financial covenants and ratios, including a leverage ratio, an interest coverage ratio and a fixed charges coverage ratio.

        Pursuant to the acquisition agreement, Qwest is obligated to pay the cost of obtaining the right for us to use, on an interim basis for up to two years, the material software, databases and web content currently licensed to Qwest by third parties, which we refer to as the material intellectual property products, without material interruption following the consummation of the transactions. Under the acquisition agreement, any obligation on our part to pay the cost of obtaining the permanent right for us to use the material intellectual property products, together with our obligation to pay certain separation costs in the event the acquisition of Dex West is not consummated will be limited to $40 million. We paid approximately $2 million of such costs since the closing of the acquisition of Dex East, and believe that any remaining obligation will be paid during the next year. The consummation of the acquisition of Dex West is subject to a number of conditions. There can be no assurances that the acquisition of Dex West will be consummated.

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

        Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for at least the next 12 months.

        We cannot ensure, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot ensure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Critical accounting policies and estimates

Revenue recognition

        The sale of advertising in printed directories published by us is our primary source of revenue. We recognize revenues ratably over the life of each directory using the deferral and amortization method, with revenue recognition commencing in the month of delivery.

        We enter into nonmonetary transactions where our products and services are promoted by the customer during the same period that we carry the customer's advertisement and accounts for these transactions in accordance with EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions."

        In certain cases, we enter into agreements with customers that involve the delivery of advertisements in more than one directory. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

        As of June 30, 2003, we had no debt outstanding under our revolving credit facility (although approximately $1 million was committed under a standby letter or credit), $482.6 million of debt outstanding under our tranche A term loan facility and $643.3 million of debt outstanding under our tranche B term loan facility. Our revolving credit facility and each of our term loan facilities are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. As required by the terms of our credit facilities, we have hedged a portion of our interest rate risk. The interest rate swap agreements became effective May 8, 2003, have an aggregate notional amount of $370.0 million, applicable fixed rates ranging from 2.35% to 4.085% and expire in various terms ranging from two to six years. The notional amount of our interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in December 2005. We do not plan to engage in hedging for speculative purposes. Assuming the average level of borrowings with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, excluding the amounts covered under our interest rate swap agreements, we estimate that our interest expense for the three and six months ended June 30, 2003 would have increased by approximately $2.0 million and $4.0 million, respectively.

Foreign currency exchange risk

        As of June 30, 2003, we had approximately €36.4 million outstanding under the Euro-denominated portion of our tranche B term loan facility. We have entered into a forward exchange contract, that does not qualify for hedge accounting, with a major financial institution as an economic hedge to manage the foreign currency risk of this debt. While the foreign exchange contract is intended to limit the financial impact of fluctuations between the two currencies and the related effects on earnings and cash flows, it does not qualify for hedge accounting treatment. The foreign currency swap has a notional amount of €39 million and expires in December 2005.

ITEM 4. CONTROLS AND PROCEDURES

        Dex Media East maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (The "Exchange Act")) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Dex Media East's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, Dex Media East carried out an evaluation, under the supervision and with the participation of Dex Media East's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Dex Media East's disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Exchange Act. Based on the foregoing, the Dex Media East's Chief Executive Officer and Chief Financial Officer concluded that Dex Media East's disclosure controls and procedures were effective as of the end of the period covered by this report.

        There have been no significant changes in Dex Media East's internal controls that could significantly affect the internal controls subsequent to the date Dex Media East completed its evaluation.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

    Exhibit 31.1—Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 31.2—Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.1—Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.2—Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

  (b)
  Reports on Form 8-K:

          On May 12, 2003, we filed a Current Report on Form 8-K, relating to the press release announcing first quarter 2003 earnings.

          On June 3, 2003, we filed a current report on Form 8-K, disclosing the calculation of LTM EBITDA, Adjusted Consolidated EBITDA, and leverage ratio under Regulation FD disclosure requirements.

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
Date: August 12, 2003