Form 10-Q
period 2003-09-30
DEX MEDIA EAST LLC
filed 2003-11-12
CIK 1212113

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 333-102395

DEX MEDIA EAST LLC
(Exact name of registrant as specified in its charter)

Delaware	42-1554575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

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

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$41,220	$37,626
Accounts receivable, net	46,563	67,394
Deferred directory costs	111,962	111,373
Current deferred taxes	3,428	1,053
Amounts due from affiliate	16,265	—
Other current assets	3,964	5,395

Total current assets	223,402	222,841
Property, plant and equipment, net	35,541	21,891
Goodwill	911,350	903,347
Intangible assets, net	1,598,390	1,759,160
Deferred income taxes	40,071	20,190
Deferred financing costs	83,899	94,245
Amounts due from affiliate related to post-retirement obligations	35,134	—
Other assets	6,205	—

Total assets	$2,933,992	$3,021,674

Liabilities and Owners' Equity
Current liabilities:
Accounts payable	$10,436	$46,193
Employee compensation	28,708	9,741
Deferred revenue and customer deposits	87,103	62,521
Accrued interest payable	47,706	24,760
Current portion of long-term debt	34,986	40,514
Other accrued liabilities	4,571	7,843

Total current liabilities	213,510	191,572
Long-term debt	2,186,257	2,166,616
Post-retirement and other post-employment benefit obligations	70,640	35,456
Other liabilities	9,983	4,651

Total liabilities	2,480,390	2,398,295

Commitments and contingencies (Note 7)
Owners' interest	518,536	655,000
Accumulated deficit	(59,262)	(28,104)
Accumulated other comprehensive loss	(5,672)	(3,517)

Total owners' equity	453,602	623,379

Total liabilities and owners' equity	$2,933,992	$3,021,674

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(unaudited)

	Company	Predecessor	Company	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$175,259	$173,765	$492,410	$515,760
Operating Expenses:
Cost of revenue	50,150	51,325	147,420	155,508
General and administrative expense	18,666	12,799	51,835	28,591
Bad debt expense	5,687	4,984	19,814	13,561
Depreciation expense	2,707	2,602	8,074	8,189
Amortization expense	53,590	—	160,770	—

Total operating expenses	130,800	71,710	387,913	205,849

Operating income	44,459	102,055	104,497	309,911
Other expense (income):
Interest income	(118)	(228)	(592)	(633)
Interest expense, affiliate	—	24,231	—	72,581
Interest expense	47,449	—	145,764	—
Other expense (income), net	2,769	(33)	11,299	(44)

(Loss) income before income taxes	(5,641)	78,085	(51,974)	238,007
Income tax (benefit) provision	(2,259)	31,477	(20,816)	96,086

Net (loss) income	$(3,382)	$46,608	$(31,158)	$141,921

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	Company	Predecessor
	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net (loss) income	$(31,158)	$141,921
Adjustments to net (loss) income:
Employee benefit credit	—	(1,476)
Bad debt expense	19,814	13,561
Depreciation expense	8,074	8,189
Amortization expense	160,770	—
Unrealized gain on foreign currency derivative instrument	(4,857)	—
Unrealized loss on translation of foreign currency debt	3,776	—
Amortization of deferred financing costs	12,985	—
Deferred tax benefit	(20,816)	(24,479)
Changes in operating assets and liabilities:
Accounts receivable	(10,770)	10,473
Deferred directory costs	(589)	20,323
Other current assets	1,431	2,041
Other long-term assets	(3,348)	—
Accounts payable and other liabilities	16,796	(9,482)
Deferred revenue and customer deposits	24,582	(16,948)
Employee benefit plan obligations and other, net	5,627	(9,687)

Cash provided by operating activities	182,317	134,436

Investing activities:
Additional consideration for the acquisition of Dex East	(4,472)	—
Expenditures for property, plant and equipment	(8,305)	(11,464)
Capitalized software development costs	(15,434)	(815)
Escrow deposits	(2,000)	—
Escrow funds released	4,000	—

Cash used for investing activities	(26,211)	(12,279)

Financing activities:
Proceeds from issuance of short-term debt	5,000	329,391
Repayment of short-term debt	(5,000)	—
Proceeds from issuance of long-term debt	160,000	—
Payments on long-term debt	(149,873)	—
Payment of deferred financing costs	(2,639)	(22,404)
Member distributions	(210,000)	—
Member contributions	50,000
Repayments of short-term borrowings from affiliates	—	(542,232)
Contributions from Qwest in lieu of income taxes	—	120,565

Cash used for financing activities	(152,512)	(114,680)

Cash and cash equivalents:
Increase	3,594	7,477
Beginning balance	37,626	54,825

Ending balance	$41,220	$62,302

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

Notes to condensed consolidated financial statements

(unaudited)

(1)   Description of Business

(a) Acquisition

        On August 19, 2002, Qwest Communications International Inc. ("Qwest") entered into concurrent purchase agreements (the "Dex East Purchase Agreement" and the "Dex West Purchase Agreement") to sell the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (together "Qwest Dex") to Dex Holdings LLC (the "Dex Buyer"), the parent of Dex Media, Inc. ("Dex Media"), new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (together, the "Sponsors"), in two separate phases.

        In the first phase, consummated on November 8, 2002, the Dex Buyer assigned its right to purchase the directory business in the Dex East States (defined below) to Dex Media East LLC ("Dex Media East" or the "Company"), a subsidiary of Dex Media East, Inc. Qwest Dex contributed substantially all of its assets and liabilities relating to its directory business in the Dex East States to SGN LLC, a newly-formed limited liability company, and, following that contribution, Dex Media East purchased all of the interests in SGN LLC. Immediately following such purchase, Dex Media East merged with SGN LLC. Dex Media East now operates the directory business acquired in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota, (the "Dex East States"). The total amount of consideration paid for Qwest Dex's directory business in the Dex East States was $2.754 billion (excluding fees and acquisition costs).

        In the second phase, consummated on September 9, 2003, Qwest Dex contributed its remaining assets and liabilities relating to its directory business in the Dex West States (defined below) to GPP LLC, another newly-formed limited liability company, and following that contribution, Dex Media West LLC, an indirect wholly-owned subsidiary of Dex Media and an affiliate of the Company ("Dex Media West"), purchased all of the interests in GPP LLC for $4.297 billion (excluding fees and expenses, and subject to adjustments relating to working capital levels). Immediately following such purchase, Dex Media West merged with GPP LLC. Dex Media West now operates the directory businesses acquired in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming, (the "Dex West States").

(b) Predecessor Business

        The combined financial statements of the acquired business in the Dex East States prior to the November 8, 2002 acquisition date, referred to as "Dex East" or the "Predecessor," represent a component of Qwest Dex and include the operating activities of Qwest Dex for the Dex East States. "Dex West" represents a component of Qwest Dex and includes the operating activities of Qwest Dex for the Dex West States. Dex East is not a separate legal entity but represents the business of Qwest Dex in or attributable to the Dex East States.

(c) Operations

        The Company is the exclusive official directory publisher for Qwest local exchange carrier ("Qwest LEC") in the Dex East States, which is the primary local exchange carrier in most service areas within the Dex East States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex East States. The Company provides directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the

Company's revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the local service area through third-party vendors.

(2)   Basis of Presentation

(a) The Company

        The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the Securities and Exchange Commission's ("SEC") instructions for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management's opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated results of operations and financial position of the Company as of and for the three months and nine months ended September 30, 2003 and the condensed consolidated cash flows for the nine months ended September 30, 2003. These condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the Predecessor as of December 31, 2002 and 2001 and for the periods from November 9 to December 31, 2002, January 1 to November 8, 2002 and the years ended December 31, 2001 and 2000 included in the Company's Form S-4, Amendment No. 2, as filed with the SEC on March 20, 2003. The consolidated results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

        The accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002, and the condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003, reflect the consolidated financial position, results of operations and cash flows of the Company and include all material adjustments required under purchase accounting. Dex East is considered the Predecessor to the Company. As such, the historical financial statements of Dex East are included in the accompanying consolidated financial statements, including the combined statements of operations for the three months and nine months ended September 30, 2002 and the combined statement of cash flows for the nine months ended September 30, 2002 (collectively, the "Predecessor Financial Statements"). The Predecessor Financial Statements have not been adjusted to give effect to the acquisition. As such, the consolidated financial statements of the Company after the acquisition are not comparable to the Predecessor Financial Statements prior to the acquisition.

(b) The Predecessor

        The accompanying combined financial statements of the Predecessor include the activities of Qwest Dex for business conducted in the Dex East States. To prepare these financial statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenue and expenses of Qwest Dex to either Dex East or Dex West, and believed such specific identifications, assignments or apportionments are reasonable; however, the resulting amounts could differ from amounts that would be determined if Dex East and Dex West operated on a stand-alone basis. Because of Dex East's and Dex West's relationship with Qwest Dex as well as Qwest and its other affiliates, revenue and expenses are not necessarily indicative of what they would be had Dex East and Dex West operated without the shared resources of Qwest and its affiliates. Accordingly, these financial statements are not necessarily indicative of future results of operations.

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

(c) Revenue Recognition

        The sale of advertising in printed directories published by the Company is the primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. During each of the three months ended September 30, 2003 and 2002, the Company published 26 white and yellow pages directories in the Dex East States. During the nine months ended September 30, 2003 and 2002, the Company published 114 and 112 white and yellow pages directories, respectively, in the Dex East States. All directories published during the three months and nine months ended September 30, 2003 and 2002 had 12-month lives.

        In October 2003, the Company determined that it would extend the lives of six directories that were published in December 2002 from 12 months to 13 months and publish them in January 2004 in most cases. These extensions were made as a one-time event to more efficiently manage work and customer flow. The lives of the affected directories will be 12 months, thereafter.

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

(d) Cost of Revenue

        The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the Company's cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages,

(2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which difference may be significant.

        Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third party certified marketing representatives which act as the Company's channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

(e) Stock-Based Compensation

        Company.    The Company accounts for the Stock Option Plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company accounted for employee stock options grants under the fair value method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the pro forma results of the Company for the three months and nine months ended September 30, 2003, would have been as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2003
Net Loss
As reported	$(3,382)	$(31,158)
Pro forma	(3,474)	(31,415)

        Predecessor.    Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex East for the three months and nine months ended September 30, 2002 would have been as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2002
Net Income
As reported	$46,608	$141,921
Pro forma	46,495	141,581

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

(h) New Accounting Standards

        SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. This statement amends the accounting and reporting for derivative instruments and hedging activities originally provided for by SFAS No. 133 for certain decisions reached by the Financial Accounting Standards Board ("FASB") Derivatives Implementation Group. This Statement is effective generally for contracts entered into or modified after June 30, 2003. The Company has not entered into or modified any contracts subsequent to June 30, 2003.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments of nonpublic companies. Management expects that the adoption of this statement will not have a material impact on the Company's financial statements.

(4)   Goodwill and Intangible Assets

        During the three months and nine months ended September 30, 2003 goodwill was increased by the following purchase accounting adjustments (in thousands):

Balance at December 31, 2002	$903,347
Adjustments:
Working capital adjustment	4,210
Fair value adjustments to assets and liabilities acquired	3,531
Other purchase accounting adjustments	262

Balance at September 30, 2003	$911,350

        The Company evaluates the carrying value of goodwill in the third quarter of each fiscal year and for the three months and nine months ended September 30, 2003, no goodwill was impaired.

        The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Book Value as of September 30, 2003	Life
Customer relationships—local	$897,000	$(144,187)	$752,813	20 years(1)
Customer relationships—national	241,000	(29,265)	211,735	25 years(1)
Non-compete/publishing agreements	251,000	(5,620)	245,380	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(12,170)	55,830	5 years
Advertising agreements	23,000	(1,368)	21,632	15 years

Totals	$1,791,000	$(192,610)	$1,598,390

(1)
Amortization is calculated using a declining method in relation to estimated retention lives of acquired customers.

(5)   Long-Term Debt

        In conjunction with the consummation of the acquisition of Dex West on September 9, 2003, the Company initiated the $160.0 million delayed draw provision of its Tranche A Term Loan. As of September 30, 2003, long-term debt is comprised of the following (in thousands):

September 30, 2003
Tranche A Term Loan, bearing interest at adjusted LIBOR plus 2.5% (weighted average rate of 3.70% at September 30, 2003).	$625,366
Tranche B Term Loan, bearing interest at adjusted LIBOR plus 4.0% (weighted average rate of 5.20% at September 30, 2003).	580,127
Tranche B-Euros Term Loan, bearing interest at EURIBOR plus 4.0% (weighted average rate of 6.40% at September 30, 2003).	40,750
Unsecured senior notes due in November 2009 bearing interest at 9 7/8%.	450,000
Unsecured senior subordinated notes due in November 2012 bearing interest at 12 1/8%.	525,000

2,221,243
Less: current portion of long-term debt	(34,986)

$2,186,257

        As of September 30, 2003, there were no borrowings under the revolving credit facility. The Company paid interest and fees on the bank facility and interest on the interest rate swap of $17.0 million and $106.8 million for the three months and nine months ended September 30, 2003, respectively. As of September 30, 2003, the Company was in compliance with all the debt covenants under its credit facility. Effective October 31, 2003, the Company amended its credit agreement as more fully described in Note 13(a).

(6)   Derivative Instruments and Hedging Activities

        During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its bank financing. All interest rate related derivative instruments had forward starting dates of May 8, 2003. The Company has reclassified $1.8 million and $2.8 million of hedging losses into interest expense for the three months and nine months ended September 30, 2003, respectively. For the three months and nine months ended September 30, 2003, the Company had $1.8 million of unrealized gains and $2.2 million of unrealized losses, respectively, net of tax, which are included in accumulated other comprehensive loss. As of September 30, 2003, $5.1 million of deferred losses, net of tax, on derivative instruments, are recorded in accumulated other comprehensive loss, of which $3.5 million, net of tax, is expected to be reclassified to earnings during the next 12 months.

        During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuation between the US Dollar and the Euro on its Tranche B-Euros. For the three months and nine months ended September 30, 2003, the Company recognized approximately $0.6 million and $4.9 million, respectively, in unrealized gains on the foreign currency derivative instrument. These gains were offset by losses on foreign currency transaction adjustments to the underlying debt instrument of approximately $0.4 million and $3.8 million for the three months and nine months ended September 30, 2003, respectively. In connection with the refinancing, as more fully described in Note 13(a), the Company canceled its foreign currency swap agreement on November 10, 2003.

        During November 2002, the Company entered into an interest rate cap agreement. Losses of less than $0.1 million and $0.6 million are included in earnings for the three months and nine months ended September 30, 2003, respectively, relating to this agreement.

(7)   Commitments and Contingencies

(a) Litigation

        The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b) Collective Bargaining Agreement

        As of September 30, 2003, 47% of the Company's employees were members of the Communication Workers of America. The collective bargaining agreement covering their employment expired in October 2003. In October 2003, the Company reached a tentative agreement with the CWA for a new collective bargaining agreement that is subject to ratification by its member employees. The Company has no assurance that the required majority of CWA represented employees will vote to ratify the tentative agreement. In January 2003, the Company extended its collective bargaining agreement with the International Brotherhood of Electrical Workers until May 5, 2006. As of September 30, 2003, 15% of the Company's employees were members of the International Brotherhood of Electrical Workers.

(c) Dex West Acquisition

        The acquisition of Dex West was consummated by Dex Media on September 9, 2003. In connection with the acquisition, the Company distributed $210.0 million in the form of a dividend to its indirect parent, Dex Media, using proceeds from the delayed draw Tranche A Term Loan Facility of $160.0 million and $50.0 million from member contributions. In addition, the Company's contingent obligation relating to Dex West financing fees was relieved, which was accounted for as a contribution to member equity.

(d) Amdocs Agreement

        During February 2003, the Company entered into a five-year agreement with Amdocs, Inc. ("Amdocs") for the complete modernization of the Company's core production platform. This project relates to upgrading the Company's existing software system to enhance its functionality. The Company expects to incur a total of approximately $52.3 million in charges related to the agreement with Amdocs over the next five years. During the three months and nine months ended September 30, 2003, the Company incurred $4.1 million and $10.9 million, respectively, related to this agreement.

(8)   Comprehensive Income (Loss)

        Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss). For the Company, the component of comprehensive income (loss) other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amounts of such changes to equity that have not been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss). Comprehensive loss for the three months and nine months ended September 30, 2003 was $1.6 million and $33.4 million, respectively.

(9)   Stock Options

        Company.    On November 8, 2002, Dex Media adopted a Stock Option Plan (the "Plan") that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. As of September 30, 2003, the maximum number of shares of common stock available for grant was 469,182. The Compensation Committee of Dex Media determines the exercise price for each option; however, all outstanding stock options have an exercise price that is equal to the fair market value of the common stock on the date the stock option was granted and all outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee's continued employment with the Company (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in 2003 and ending in 2007; and (2) 75% of the options granted will vest in full on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years 2003 through 2007 if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets are met with respect to such year.

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

(10) Transactions with Dex Media West

(a) Shared Services

        Upon consummation of the acquisition of Dex West by Dex Buyer on September 9, 2003, all Qwest employees transferred to Dex Media became legal employees of Dex Media East. As such, all employee-related liabilities, including pension and other post-retirement obligations, are included in Dex Media East's reported liabilities, with an offsetting asset recorded as an affiliate receivable from Dex Media West for the portion of the liability associated with Dex Media East employees providing services to Dex Media West. Per the Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media East employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West's proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.

(b) Due from (to) Dex Media West

        As of September 30, 2003, amounts due from (to) Dex Media West in the accompanying condensed consolidated financial statements include the following (in thousands):

Current
Amounts due from Dex Media West, net	$4,878
Amounts due from Dex Media West related to employee compensation	11,387

16,265
Long-term
Amounts due from Dex Media West related to post-retirement obligations	35,134

Total net due from Dex Media West	$51,399

(11) Transactions with Qwest and Its Affiliates

(a) Shared Services

        Qwest and its affiliates provide services to the Company and its Predecessor for which reimbursement is determined based upon either (1) tariffed or negotiated contract rates, (2) prevailing third party market prices or (3) fully distributed costs. Qwest's cost allocation policies are consistent with the cost allocation guidelines established for reporting to its regulators. Prior to the November 8, 2002 acquisition, services provided by Qwest and its affiliates are considered affiliate transactions for the Predecessor, and services provided after November 8, 2002 are considered shared services with a third party. Pursuant to the Dex East Purchase Agreement, Qwest will continue to provide these services to the Company under certain Transaction Service Agreements ("TSAs") for a period of up to 18 months expiring no later than May 7, 2004. These services include property management, information technology, general and administrative and other. Upon expiration of the TSAs, Qwest will continue to provide billing and collection, telephony and data services as well as customer lists under separately negotiated third party contracts.

        Shared services included in cost of revenue amounted to $2.8 million and $10.8 million for the three months and nine months ended September 30, 2003, respectively. Shared services included in general and administrative expenses were $1.1 million and $7.4 million, for the three months and nine months ended September 30, 2003, respectively.

        Affiliate transactions included in cost of revenue for the three months and nine months ended September 30, 2002 were $1.0 million and $3.6 million, respectively. Affiliate transactions included in general and administrative expenses for the three months and nine months ended September 30, 2002 were $14.7 million and $27.3 million, respectively.

(b) Services Provided to Qwest and its Affiliates

        Rates historically charged for advertising services provided by the Predecessor to Qwest and its affiliates are determined based upon prevailing third party market prices. The Predecessor provided advertising services to Qwest and its affiliates of $1.4 million and $5.8 million during the three months and nine months ended September 30, 2002, respectively.

        As part of the Dex East Purchase Agreement, Qwest agreed to purchase collectively from Dex Media East and Dex Media West, under a take-or-pay arrangement, a minimum of $20 million annually in advertising services from the Company over a 15-year period beginning with the date of the acquisition of Dex East. If Qwest purchases more than $20 million of advertising in any one year pursuant to such agreement, up to $5 million of the excess could be carried over to the subsequent year's minimum advertising purchase requirement. Dex Media East and Dex Media West have agreed to allocate the $20 million in annual advertising services at 42% and 58%, respectively. For the three months and nine months ended September 30, 2003, Qwest purchased from Dex Media East $3.2 million and $13.7 million, respectively, in advertising services under this arrangement. Upon entering into the Advertising Commitment Agreement with Qwest dated September 9, 2003, Dex Media East agreed to allocate $2.4 million of advertising purchased in 2002 to the 2003 advertising purchase commitment.

(c) Due from (to) Qwest and its Affiliates

        Amounts due from (to) Qwest and its affiliates in the accompanying consolidated financial statements include the following (in thousands):

	September 30, 2003	December 31, 2002
Accounts receivable purchased by Qwest	$4,078	$3,381
Accounts receivable from Qwest and its affiliates	—	3,417
Accounts payable to Qwest and its affiliates	(258)	(24,488)

(12) Related Party Transactions, Other than Dex Media West

        In connection with the acquisition of Dex East, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the

Sponsors' expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company's business, administration and policies. Each of the Sponsors will receive an annual advisory fee of $1 million for advisory, consulting and other services. These annual payments shall continue until the agreements are terminated. Pursuant to these management consulting agreements, the Company paid $0.5 million and $1.5 million, respectively, in pro-rated annual advisory fees for the three months and nine months ended September 30, 2003.

        As more fully described in Note 7(d), the Company entered into an agreement with Amdocs for the complete modernization of the Company's core production platform. Welsh, Carson, Anderson & Stowe, one of the Sponsors, is a shareholder of Amdocs.

(13) Subsequent Events

(a) Credit Facility Amendment and Refinancing

        Effective October 31, 2003, the Company amended its credit agreement for the Tranche A, Tranche B, and Tranche B-Euros Term Loans. In connection with the amendment, the Tranche B and Tranche B-Euros Term Loans were refinanced on November 10, 2003 with proceeds of a new Tranche B Term Loan. A one-percent prepayment fee was paid in conjunction with the refinancing. In addition, certain terms were amended including but not limited to terms related to indebtedness, restricted payments, prepayment provisions, pricing and prepayment fees.

(b) Notes Issued by Dex Media

        On November 10, 2003, the Company's indirect parent, Dex Media, issued $500.0 million in 8% Notes due 2013 and $389.0 million in 9% Discount Notes due 2013 for total proceeds of $750.2 million. The proceeds of $750.2 million were paid by Dex Media as a dividend to its parent. Such notes are expected to be serviced and repaid from dividends from the Company and its affiliate, Dex Media West, subject to any restrictions in their respective credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the consummation of the transactions related to the acquisition of Dex East (the "Acquisition"). In this section, references to "Dex East" or "Predecessor" refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota prior to November 8, 2002, the date that Dex Media East acquired Dex East. References to "we," "our" or "us" refers to Dex Media East, the successor to Dex East. We have operated as a stand-alone company since the acquisition of Dex East on November 8, 2002. The acquisition has been accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to Dex Media East's balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date.

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

Overview

        We are the largest directory publisher in the Dex East States and the sixth largest directory publisher in the United States. We are the exclusive official directory publisher in the Dex East States for Qwest LEC, which is the primary local exchange carrier in most service areas within the Dex East States. We, or our predecessors, have been publishing directories for over 100 years. In 2002, we had an aggregate 86% market share in our top 10 geographic markets, which accounted for approximately 73% of our directory services revenue in that year. For each of the three months ended September 30, 2003 and 2002, we and the Predecessor published 26 directories, respectively, and distributed approximately three million copies of these directories to business and residential consumers in the Dex East States. For the nine months ended September 30, 2003 and 2002, we and the Predecessor published 114 and 112 directories, respectively, and distributed approximately twelve million copies of these directories to business and residential consumers in the Dex East States. As of September 30, 2003, we had a total of approximately 197,000 local advertising customers, consisting primarily of small and medium-sized businesses, and approximately 4,200 national advertisers. We also provide related services, including an Internet-based directory and direct marketing services. For the three months ended September 30, 2003 and 2002, we and the Predecessor generated $175.3 million and $173.8 million in revenue, respectively. For the nine months ended September 30, 2003 and 2002, we and the Predecessor generated $492.4 million and $515.8 million in revenue, respectively. Excluding the effects of purchase accounting adjustments to deferred revenue, our revenue for the three and nine months ended September 30, 2003 would have been $180.7 million and $536.1 million, respectively. Approximately 97.3% and 97.2% of our total revenue for the three months and nine months ended September 30, 2003, respectively, was generated from the publication of directories.

Stand-alone company

        The Predecessor historically operated as the directory business of Qwest Dex in the Dex East States and not as a stand-alone company. The financial statements included in this quarterly report for the three months and nine months ended September 30, 2002, have been derived from the historical financial statements of Qwest Dex Holdings, Inc., the parent company of Qwest Dex and include the activities of Qwest Dex for business conducted in the Dex East States prior to the acquisition of Dex East. To prepare the Predecessor financial statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenues and expenses of Qwest Dex to either Dex East or Dex West. Whenever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate. Substantially all of the Predecessor's revenue and cost of revenue have been directly assigned on a directory-by-directory basis. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on revenue and/or cost causative relationships to the account balance being apportioned. These specific identifications, assignments and apportionments are believed to be reasonable; however, the resulting amounts could differ from amounts that would be determined if the Predecessor had operated on a stand-alone basis. Because of the Predecessor's relationship with Qwest Dex as well as Qwest and its other affiliates, the Predecessor's historical results of operations, financial position and cash flows are not necessarily indicative of what they would be had the Predecessor operated without the shared resources of Qwest and its affiliates. Accordingly, the unaudited statements of operations for the three months and nine months ended September 30, 2002 and the unaudited statement of cash flows for the nine months ended September 30, 2002 are not indicative of our future results of operations and cash flows. The historical costs for services provided to the Predecessor by Qwest affiliates may not necessarily reflect the expenses we incur as a stand-alone company.

        Qwest and Qwest LEC will continue to provide certain services to Dex Media East that they have historically provided to the Predecessor, including but not limited to support services relating to information technology, human resources and finance, pursuant to the transition services agreement for a maximum of 18 months expiring no later than May 7, 2004. We believe that we will be able to replace the services provided by Qwest and Qwest LEC prior to the termination of the transition services agreement with services provided internally or through arrangements with third parties. However, there can be no assurances that we will be able to replace the services at comparable costs.

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

        We estimate that our revenue and cost of revenue for the twelve months following the consummation of the Acquisition will be lower than they would have been had the Acquisition not occurred because the Acquisition has been accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and deferred directory costs associated with the directories that had previously been published and distributed are not carried over to our balance sheet at the time of purchase. The effect of this accounting treatment is to reduce revenue and related costs that would have otherwise been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to 2003. This purchase accounting adjustment is non-recurring and has no impact on cash flows.

        Our consolidated financial statements included in this quarterly report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expense are recognized ratably over the life of each directory, commencing in the month of delivery.

        In October 2003, we determined that the 12 month lives of six directories published in December 2002 would be extended to 13 months and published in January 2004 in most cases. These extensions were made as a one-time event to more efficiently manage work and customer flow. The lives of the affected directories will be 12 months, thereafter. The change in estimated life is not expected to have a material effect on revenue or cost of revenue in future periods.

        We enter into nonmonetary transactions where our products and services are promoted by the customer during the same period that we carry the customer's advertisement. We account for these transactions in accordance with EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions."

        In certain cases, we enter into agreements with customers that involve the delivery of advertisements in more than one directory. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

        As part of the Dex East Purchase Agreement, Qwest agreed to purchase collectively from Dex Media East and Dex Media West, under a take-or-pay arrangement, a minimum of $20 million annually in advertising services from us over a 15-year period beginning with the date of the acquisition of Dex East. If Qwest purchases more than $20 million of advertising in any one year pursuant to such agreement, up to $5 million of the excess could be carried over to the subsequent year's minimum advertising purchase requirement. Dex Media East and Dex Media West have agreed to allocate the $20 million in annual advertising services at 42% and 58%, respectively.

Cost of revenue

        We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which difference may be significant.

        Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third party certified marketing representatives which act as our channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

General and administrative expense

        Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, customer billing, corporate management and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services, such as real estate, information technologies, finance and human resources, shared among Qwest affiliates. However, as we terminate the transition services agreements, we are incurring these costs directly. Our general and administrative expense has increased as a stand-alone company and may further increase as we complete our transition to a stand-alone entity.

Income Tax Provision

        We account for income taxes under the asset and liability method of accounting. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

Results of operations

Three months ended September 30, 2003 (unaudited) compared to the three months ended September 30, 2002 (unaudited)

	Dex Media East LLC Three months ended September 30, 2003	Predecessor Three months ended September 30, 2002	$ Change	% Change
	(Dollars in thousands)
Revenue
Local directory services	$145,756	$141,837	$3,919	2.8%
National directory services	24,813	27,473	(2,660)	(9.7)%

Total directory services	170,569	169,310	1,259	0.7%
Other revenue	4,690	4,455	235	5.3%

Total revenue	175,259	173,765	1,494	0.9%
Cost of revenue	50,150	51,325	(1,175)	(2.3)%

Gross profit	$125,109	$122,440	$2,669	2.2%
Gross margin	71.4%	70.5%
General and administrative expense, including bad debt expense	$24,353	$17,783	$6,570	36.9%

Revenue

        Revenue increased by $1.5 million, or 0.9%, to $175.3 million for the three months ended September 30, 2003 from $173.8 million for the same period in 2002. Excluding the effects of purchase accounting for deferred revenue, which totaled $5.4 million, revenue for the three months ended September 30, 2003 would have been $180.7 million, a $6.9 million or 4.0% increase compared to the three months ended September 30, 2002. Total revenue, excluding the effects of purchase accounting, included $176.0 million in directory services revenue and $4.7 million for all other products for the three months ended September 30, 2003.

        Total directory services revenue, which consists of local and national directory services revenue, increased by $1.3 million, or 0.7%, to $170.6 million for the three months ended September 30, 2003 from $169.3 million for the three months ended September 30, 2002. Excluding the effects of purchase accounting, total directory services revenue increased by $6.7 million, or 4.0%, to $176.0 million for the three months ended September 30, 2003.

        Local directory services revenue increased $3.9 million, or 2.8%, to $145.8 million for the three months ended September 30, 2003, compared to the same period in 2002. Local directory services revenue, excluding the effects of purchase accounting which totaled $1.0 million, increased by $5.0 million, or 3.5%, to $146.8 million for the three months ended September 30, 2003 from $141.8 million for the same period in 2002. Local directory services revenue, excluding the effects of purchase accounting, accounted for 81.2% of revenue for the three months ended September 30, 2003 compared to 81.6% for the same period in 2002. While the number of local advertisers decreased by 2.7% for the twelve months ended September 30, 2003, the average annual revenue per local advertiser, excluding the effects of purchase accounting, increased 6.7% for the twelve months ended September 30, 2003 compared to the twelve months ended September 30, 2002. Growth in the average revenue per local advertiser resulted from price increases and additional revenue from premium products, such as color advertisements and awareness products.

        Revenue from national advertisers decreased $2.7 million, or 9.7% to $24.8 million for the three months ended September 30, 2003 compared to $27.5 million for the same period in 2002. Revenue from national advertisers, excluding the effects of purchase accounting which totaled $4.4 million, increased $1.7 million, or 6.2%, to $29.2 million for the three months ended September 30, 2003 compared to the same period in 2002. Revenue from national advertisers, excluding the effects of purchase accounting, accounted for 16.2% of revenue for the three months ended September 30, 2003 as compared to 15.8% for the same period in 2002. Other revenue increased by $0.2 million, or 5.3%, to $4.7 million for the three months ended September 30, 2003 from $4.5 million for the same period in 2002.

Cost of revenue

        Cost of revenue recognized decreased by $1.2 million, or 2.3%, to $50.2 million for the three months ended September 30, 2003 when compared to the same period in 2002. Excluding the effects of purchase accounting for deferred costs, which totaled $1.4 million for the three months ended September 30, 2003, cost of revenue would have been $51.6 million. Cost of revenue represented 28.6% of revenue, excluding the effects of purchase accounting, for the three months ended September 30, 2003, compared to 29.5% of revenue for the same period in 2002. For the three months ended September 30, 2003 and 2002, we and the Predecessor incurred costs, subject to deferral and amortization, of $44.7 million and $43.3 million, respectively. Costs subject to deferral and amortization include employee costs, direct costs of publishing, sales commissions, services from Qwest and its affiliates and other costs.

        Employee costs incurred during the period increased by $1.7 million, or 7.2%, to $25.3 million for the three months ended September 30, 2003 from $23.6 million for the same period in 2002. These increases were primarily a result of increases in the number of employees, higher cost of medical insurance and sales incentives paid to employees.

        Direct costs of publishing incurred during the period, which include paper, printing and distribution, were $11.1 million and $11.3 million for the three months ended September 30, 2003 and 2002, respectively. The decrease is primarily a result of a reduction in the price of paper.

        Systems costs incurred increased $0.8 million, or 44.4%, to $2.6 million from $1.8 million for the three months ended September 30, 2003 compared to the same period in 2002 as a result of increased technology spending associated with being a stand-alone entity.

        Other cost of revenue incurred during the period, which include, office expenses and facilities, decreased by $0.9 million, or 13.6%, to $5.7 million for the three months ended September 30, 2003 compared to $6.6 million for the same period in 2002.

Gross profit

        Our gross profit increased by $2.7 million, or 2.2%, to $125.1 million for the three months ended September 30, 2003, from $122.4 million for the same period in 2002. Excluding the effects of purchase accounting, gross profit for the three months ended September 30, 2003 would have been $129.1 million, a $6.7 million or a 5.5% increase compared to the same period in 2002. Gross margin, excluding the effects of purchase accounting, increased to 71.4% for the three months ended September 30, 2003 from 70.5% for the same period in 2002.

General and administrative expense

        General and administrative expense, excluding depreciation and amortization, increased by $6.6 million, to $24.4 million for the three months ended September 30, 2003 from $17.8 million for the same period in 2002. The increase was primarily due to increases in salaries and wages, benefits, bad debt expense, advertising and professional services.

        Salaries and wages increased $4.7 million, to $6.4 million for the three months ended September 30, 2003 from $1.7 million for the same period in 2002. The increase in salaries and wages was primarily due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest, including additional employees in information technology, finance and human resources. In addition, the 2003 period also includes an increase in accrued bonus compensation.

        Benefits increased $1.6 million to $2.3 million for the three months ended September 30, 2003 compared to $0.7 million for the same period in 2002. This increase is primarily due to pension credits in 2002 compared to pension expense in 2003, and an increase in costs related to transitioning to a stand-alone entity.

        Bad debt expense increased by $0.7 million, or 14.1%, to $5.7 million for the three months ended September 30, 2003 from $5.0 million for the same period in 2002. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 3.2% for the three months ended September 30, 2003 compared to 2.9% for the same period in 2002. The increase in bad debt expense is the result of a general deterioration in overall economic conditions.

        Advertising increased $2.2 million to $2.6 million for the three months ended September 30, 2002 from $0.4 million for the same period in 2002. Advertising as a percent of revenue, excluding the effects of purchase accounting increased to 1.4% from 0.2% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, as a result of our advertising programs as compared to those of our Predecessor.

        Professional services increased $4.2 million to $5.0 million for the three months ended September 30, 2003 from $0.8 million for the same period in 2002. The increase in professional services is primarily due to increased spending for consulting and contract labor in connection with transitioning to a stand-alone entity, as well as management fees for which there was no comparable cost in 2002.

        All other general and administrative expense, which includes office expenses, facilities costs, and other, decreased by $6.8 million, or 73.9%, to $2.4 million for the three months ended September 30, 2003 from $9.2 million for the same period in 2002.

Income taxes

        Our effective tax rate was 40.1% for the three months ended September 30, 2003 as compared to 40.3% for the same period in 2002. SFAF No. 109 requires that we recognize deferred income taxes to the extent realization of such assets is more likely than not. As of September 30, 2003 we have $43.4 million of net deferred tax assets primarily related to tax loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize all of our deferred tax assets before the expiration of the carryforward period. Accordingly, no valuation allowance has been recorded.

Nine months ended September 30, 2003 (unaudited) compared to the nine months ended September 30, 2002 (unaudited):

	Dex Media East LLC Nine months ended September 30, 2003	Predecessor Nine months ended September 30, 2002	$ Change	% Change
	(Dollars in thousands)
Revenue
Local directory services	$423,067	$420,696	$2,371	0.6%
National directory services	55,703	81,873	(26,170)	(32.0)%

Total directory services	478,770	502,569	(23,799)	(4.7)%
Other revenue	13,640	13,191	449	3.4%

Total revenue	492,410	515,760	(23,350)	(4.5)%
Cost of revenue	147,420	155,508	(8,088)	(5.2)%

Gross profit	$344,990	$360,252	$(15,262)	(4.2)%
Gross margin	70.1%	69.8%
General and administrative expense, including bad debt expense	$71,649	$42,152	$29,497	70.0%

Revenue

        Revenue decreased by $23.4 million or 4.5%, to $492.4 million for the nine months ended September 30, 2003 from $515.8 million for the same period in 2002. Excluding the effects of purchase accounting for deferred revenue, which totaled $43.7 million, revenue for the nine months ended September 30, 2003 would have been $536.1 million, a $20.3 million, or 3.9% increase from the same period in 2002. Total revenue, excluding the effects of purchase accounting, included $522.5 million in directory services revenue and $13.6 million in revenue for all other products.

        Total directory services revenue, which consists of local and national directory services revenue, decreased $23.8 million, or 4.7%, to $478.8 million for the nine months ended September 30, 2003 from $502.6 million for the nine months ended September 30, 2002. Excluding the effects of purchase accounting, total directory services revenue increased by $19.9 million, or 4.0%, to $522.5 million for the nine months ended September 30, 2003.

        Local directory services revenue increased $2.4 million, or 0.6%, to $423.1 million for the nine months ended September 30, 2003 compared to $420.7 million for the same period in 2002. Local directory services revenue, excluding the effects of purchase accounting which totaled $13.4 million, increased by $15.8 million, or 3.8%, to $436.5 million for the nine months ending September 30, 2003 from $420.7 million for the same period in 2002. Local directory services revenue, excluding the effects of purchase accounting, accounted for 81.4% and 81.6% of revenue the nine months ended September 30, 2003 and 2002, respectively. While the number of local advertisers decreased by 2.7% for the twelve months ended September 30, 2003, the average annual revenue per local advertiser, excluding the effects of purchase accounting, increased 6.7% for the twelve months ended September 30, 2003 compared to the twelve months ended September 30, 2002. Growth in the average revenue per local advertiser resulted from price increases and additional revenue from premium products, such as color advertisements and awareness products.

        Revenue from national advertisers decreased $26.2 million, or 32.0%, to $55.7 million for the nine months ended September 30, 2003, as compared to the same period in 2002. Revenue from national advertisers, excluding the effects of purchase accounting which totaled $30.3 million, increased $4.1 million, or 5.0%, to $86.0 million for the nine months ended September 30, 2003 compared to $81.9 million for the same period in 2002. Revenue from national advertisers, excluding the effects of purchase accounting, for the nine months ended September 30, 2003 accounted for 16.0% of revenue for the period as compared to 15.9% for the same period in 2002.

        Other revenue increased by $0.4 million, or 3.4%, to $13.6 million for the nine months ended September 30, 2003 from $13.2 million for the same period in 2002.

Cost of revenue

        Cost of revenue decreased by $8.1 million, or 5.2%, to $147.4 million for the nine months ended September 30, 2003 from $155.5 million for the same period in 2002. Excluding the effects of purchase accounting for deferred costs, which totaled $11.3 million for the nine months ended September 30, 2003, cost of revenue would have been $158.7 million. Cost of revenue represented 29.6% of revenue, excluding the effects of purchase accounting, for the nine months ended September 30, 2003, compared to 30.2% for the same period in 2002. For the nine months ended September 30, 2003 and 2002, we and the Predecessor incurred costs subject to deferral and amortization of $148.2 million and $136.2 million, respectively. Costs subject to deferral and amortization include employee costs, direct costs of publishing, sales commissions, services from Qwest and its affiliates and other costs.

        Employee costs incurred during the period increased by $7.8 million, or 12.4%, to $70.9 million for the nine months ended September 30, 2003 from $63.1 million in the same period in 2002. These increases were primarily a result of increases in the number of employees, higher cost of medical insurance and higher sales commissions and sales incentives paid to employees.

        Direct costs of publishing incurred during the period, which include paper, printing and distribution, were $44.9 million and $46.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily a result of a reduction in the price of paper.

        Systems costs incurred during the period increased by $4.7 million to $10.2 million for the nine months ended September 30, 2003 from $5.5 million in the same period in 2002 as a result of increased technology spending associated with being a stand-alone entity.

        Other cost of revenue incurred during the period, which include office expenses and facilities, increased by $0.7 million, or 3.3%, to $22.2 million from $21.5 million for the same period in 2002.

Gross profit

        Our gross profit decreased $15.3 million, or 4.2%, for the nine months ended September 30, 2003 to $345.0 million compared to the same period in 2002. Excluding the effects of purchase accounting, gross profit for the nine months ended September 30, 2003 would have been $377.4 million, a $17.1 million, or 4.7%, increase compared to the same period in 2002. Gross margin, excluding the effects of purchase accounting, increased to 70.4% for the nine months ended September 30, 2003 from 69.8% for the same period in 2002.

General and administrative expense

        General and administrative expense, excluding depreciation and amortization, increased $29.5 million, or 70.0%, to $71.6 million from $42.2 million in the same period in 2002. The increase was primarily due to increases in salaries and wages, benefits, bad debt expense, advertising and professional services.

        Salaries and wages increased $12.8 million to $17.0 million for the nine months ended September 30, 2003 from $4.2 million in the same period in 2002. The increase in salaries and wages was due to additional stand-alone costs resulting from operating the Company as a separate entity from Qwest, including additional employees in information technology, finance and human resources. In addition, the 2003 period also includes an increase in accrued bonus.

        Benefits increased $6.5 million to $6.0 million for the nine months ended September 30, 2003 from a credit of $0.5 million in the same period in 2002. This increase is primarily due to pension credits in 2002 as compared to pension expense in 2003, and an increase in costs related to transitioning to a stand-alone entity.

        Bad debt expense increased $6.2 million, or 45.6%, to $19.8 million for the nine months ended September 30, 2003 from $13.6 million in the same period in 2002. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 3.7% for the nine months ended September 30, 2003 compared to 2.6% for the same period in 2002. The increase in bad debt expense is the result of an increase in local accounts receivable and a general deterioration in overall economic conditions.

        Advertising increased $3.6 million to $6.1 million for the nine months ended September 30, 2003 from $2.5 million for the same period in 2002. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 1.1% from 0.5% for the nine months ended September 30, 2003 and 2002, respectively.

        Professional services increased $8.7 million to $11.8 million for the nine months ended September 30, 2003 from $3.1 million for the same period in 2002. The increase in professional services is primarily due to increased spending for consulting and contract labor in connection with transitioning to a stand-alone entity as well as management fees for which there was no comparable cost in 2002.

        All other general and administrative expense, decreased $8.4 million, or 43.5%, to $10.9 million for the nine months ended September 30, 2003 from $19.3 million for the comparable period in 2002.

Income taxes

        Our effective tax rate was 40.1% for the nine months ended September 30, 2003 as compared to 40.4% for the same period in 2002. SFAF No. 109 requires that we recognize deferred income taxes to the extent realization of such assets is more likely than not. As of September 30, 2003 we have $43.4 million of deferred tax assets primarily related to tax loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize our entire deferred income tax balance before the expiration of the carryforward period. Accordingly, no allowance has been recorded.

Liquidity and capital resources

        Historically, our principal source of liquidity was cash flow generated from operations. Prior to the consummation of the transactions related to the acquisition of Dex East, our primary liquidity requirements were for debt service on that portion of a Qwest Dex line of credit borrowing arrangement with an affiliate of Qwest which was apportioned to us, dividend payments to Qwest, tax payments to Qwest to reflect our portion of the estimated taxes of Qwest Dex as well as capital expenditures and working capital. We have historically generated sufficient cash flow to fund our operations and investments and to make payments to Qwest.

        In connection with the transactions related to the acquisition of Dex East, we incurred substantial indebtedness. As of September 30, 2003, we had outstanding $2.2 billion in aggregate indebtedness, and $99.0 million of additional borrowing capacity available under our credit facilities. Following the transactions related to the acquisition of Dex East, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service on our credit facilities and the senior notes and the senior subordinated notes, capital expenditures and working capital.

        Net cash provided by operations was $182.3 million for the nine months ended September 30, 2003. Changes in working capital for the nine months ended September 30, 2003, relate primarily to changes in accounts receivable and accounts payable. Net accounts receivable decreased by $20.8 million, or 30.9%, to $46.6 million at September 30, 2003 from $67.4 million at December 31, 2002. Accounts payable decreased by $35.8 million, or 77.4%, to $10.4 million at September 30, 2003 from $46.2 million at December 31, 2002.

        Net cash used for investing activities was $26.2 million for the nine months ended September 30, 2003. The principal use of cash for investing activities was $15.4 million of capitalized software development costs primarily related to the upgrade of our existing software system.

        Net cash used for financing activities was $152.5 million for the nine months ended September 30, 2003. The principal sources of cash flows from financing activities were borrowings of $160.0 million and member equity contributions of $50.0 million to fund a distribution of $210.0 million to our indirect parent in connection with its acquisition of Dex West. In addition to member distributions, significant uses of cash flows for financing activities include debt payments of $149.9 million on long-term borrowings.

        In connection with the transactions related to the acquisition of Dex East, we entered into a billing and collection services agreement with Qwest LEC. Under this agreement, Qwest LEC will continue to bill and collect, on our behalf, amounts owed by customers, which are also Qwest local telephone customers, for our directory services. In 2002, Qwest LEC billed 49% of our revenues on our behalf, and we billed the remaining 51% directly. Qwest LEC bills the customer on the same billing statement on which it bills the customer for local telephone service. Qwest LEC has completed the preparation of its billing and collection system so that we will be able to transition from the Qwest LEC billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so.

        In connection with the acquisition, we distributed $210.0 million in the form of a dividend to our indirect parent, Dex Media, with the proceeds from additional loans in a total principal amount of $160.0 million under the tranche A term loan facility and $50.0 million from member contributions. In addition, our contingent obligation relating to Dex West financing fees was relieved, which was accounted for as a contribution to member equity.

        Our credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility comprises loans in a total principal amount of up to $100 million available for general corporate purposes, subject to certain conditions. As of September 30, 2003, approximately $99 million was available for borrowing (approximately $1 million was committed under a stand-by letter of credit and accordingly not available for borrowing). The term loan facilities consist of a tranche A term loan facility in a total principal amount of $625.4 million and a tranche B term loan facility in a total principal amount of $620.9 million. The tranche A and tranche B term loan facilities were available only to fund the transactions related to the acquisition of Dex East. As a result of the Dex West acquisition consummated on September 9, 2003, additional loans in a total principal amount of up to $160.0 million were borrowed under the tranche A term loan facility.

        Our credit facilities bear interest, at our option, at either:

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

        Our credit facilities contain negative and affirmative covenants and requirements affecting us and domestic subsidiaries that we create or acquire, with certain exceptions set forth in our credit agreement. Our credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens, sale-leaseback transactions, incurrence of debt, payment of dividends and other restricted junior payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, changes in fiscal year, restrictive agreements with subsidiaries, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and intercompany indebtedness. Our credit facilities also require us to meet certain financial covenants and ratios, including a leverage ratio, an interest coverage ratio and a fixed charges coverage ratio.

        Effective October 31, 2003, we amended our credit agreement for the Tranche A, Tranche B, and Tranche B-Euros Term Loans. In connection with the amendment, the Tranche B and Tranche B-Euros Term Loans were refinanced on November 10, 2003 with proceeds of a new Tranche B Term Loan. A one-percent prepayment penalty was paid in conjunction with the refinancing. In addition, terms related to indebtedness, restricted payments, prepayment provisions, pricing, prepayment fees and other miscellaneous terms were amended.

        Pursuant to the acquisition agreement, Qwest is obligated to pay the cost of obtaining the right for us to use, on an interim basis for up to two years, the material software, databases and web content currently licensed to Qwest by third parties, which we refer to as the material intellectual property products, without material interruption following the consummation of the transactions. Under the acquisition agreement, any obligation on our part to pay the cost of obtaining the permanent right for us to use the material intellectual property products will be limited to $40 million. We have paid approximately $2 million of such costs since the closing of the acquisition of Dex East, and believe that any remaining obligation will be paid during the next year.

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

        We enter into nonmonetary transactions where our products and services are promoted by the customer during the same period that we carry the customer's advertisement. We account for these transactions in accordance with EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions."

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

Basis of allocation—Predecessor periods

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

        As of September 30, 2003, we had no debt outstanding under our revolving credit facility (although approximately $1 million was committed under a standby letter or credit), $625.4 million of debt outstanding under our tranche A term loan facility and $620.9 million of debt outstanding under our tranche B term loan facility. Interest payable on our revolving credit facility and each of our term loan facilities is based upon variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. As required by the terms of our credit facilities, we have hedged a portion of our interest rate risk. The interest rate swap agreements became effective May 8, 2003, have an aggregate notional amount of $370.0 million, applicable fixed rates ranging from 2.35% to 4.09% and expire in various terms ranging from two to five years. The notional amount of our interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in December 2005. We do not plan to engage in hedging for speculative purposes. Assuming the average level of borrowings with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, excluding the amounts covered under our interest rate swap agreements, we estimate that our interest expense for the three and nine months ended September 30, 2003 would have increased by approximately $2.2 million and $6.5 million, respectively.

Foreign currency exchange risk

        As of September 30, 2003, we had approximately €35.1 million outstanding under the Euro-denominated portion of our tranche B term loan facility. We have entered into a forward exchange contract with a major financial institution as an economic hedge to manage the foreign currency risk of this debt. While the foreign exchange contract is intended to limit the financial impact of fluctuations between the two currencies and the related effects on earnings and cash flows, it does not qualify for hedge accounting treatment. The foreign currency swap has a notional amount of €39 million and expires in December 2005.

ITEM 4. CONTROLS AND PROCEDURES

        Dex Media East maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (The Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Dex Media East's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, Dex Media East carried out an evaluation, under the supervision and with the participation of Dex Media East's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Dex Media East's disclosure controls and procedures. Based on the foregoing, Dex Media East's Chief Executive Officer and Chief Financial Officer concluded that Dex Media East's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

  (b)
  Reports on Form 8-K:

          On August 12, 2003, we filed a Current Report on Form 8-K, relating to the press release announcing first quarter 2003 earnings.

          On August 22, 2003, we filed a Current Report on Form 8-K/A, amending and restating in its entirety the Form 8-K filed on August 12, 2003 due to an error in the earlier filing.

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

Date: November 12, 2003