Form 10-K
period 2003-12-31
DEX MEDIA EAST LLC
filed 2004-03-30
CIK 1212113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-102395

Dex Media East LLC

(Exact name of registrant as specified in its charter)

Delaware	42-1554575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

198 Inverness Drive West Englewood, Colorado 80112 (Address of principal executive offices)

(303) 784-2900

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

INDEX

PART I
Cautionary Note Regarding Forward-Looking Statements		1
Market and Industry Data		1
Item 1.	Business	2
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II
Item 5.	Market for Our Common Equity and Related Stockholder Matters	22
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
Item 9A.	Controls and Procedures	87

PART III
Item 10.	Directors and Executive Officers	88
Item 11.	Executive Compensation	92
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	98
Item 13.	Certain Relationships and Related Transactions	101
Item 14.	Principal Accountant Fees and Services	104

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	105
Signatures		108
Certificate of Formation
Amendment to Certificate of Formation
Amendment to Certificate of Formation
Second Amendment/Restatement of Credit Agreement
Reaffirmation Agreement
Amended/Restated Billing and Collection Agreement
Joinder Agreement
First Amendment to Agreement Among Members
Employee Cost Sharing Agreement
Shared Services Agreement
Intercompany License Agreement
Network Services Agreement
Employment Agreement - George Burnett
Employment Agreement - Robert M. Neumeister, Jr.
Employment Agreement - Marilyn B. Neal
Employment Agreement - Maggie Le Beau
Employment Agreement - Linda Martin
Employment Agreement - Kristine Shaw
Amended/Restated Management Stockholders Agreement
Stock Option Plan
First Amendment to Stock Option Plan
Second Amendment to Stock Option Plan
Computation of Ratio of Earnings to Fixed Charges
Dex Media Code of Business Ethics and Conduct
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification

PART I.

Cautionary Note Regarding Forward-Looking Statements

      This annual report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in Item 1 — “Business — Risk Factors,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stand-Alone Company” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1 — “Business — Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.

      We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this annual report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this annual report.

Market and Industry Data

      Unless otherwise indicated, information contained in this annual report concerning the U.S. directory advertising industry, the U.S. advertising industry and their respective segments, our general expectations concerning such industries and their segments and our market position and market share within such industries and their segments are derived from data from various third party sources. We have not independently verified any of such information and cannot assure you of its accuracy or completeness. In addition, this annual report presents similar information based on management estimates. Such estimates are derived from third party sources as well as data from our internal research and on assumptions made by us, based on such data and our knowledge of the U.S. directory advertising industry, which we believe to be reasonable. Our internal research has not been verified by any independent source. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the caption Item 1 — “Business — Risk Factors,” in this annual report.

      Data on our market position and market share within our industry is based on U.S. directory advertising sales. A few of our competitors utilize the point of publication accounting method of recognizing revenue and expenses under which revenue and expenses are recognized when a directory is published. We utilize the deferral and amortization accounting method under which revenue and expenses are recognized over the lives of the directories. As a result, while we believe that the information presented herein with respect to ourselves and our competitors is comparable, comparisons made beyond the scope of those made in this annual report may be impacted by the differing accounting methods. Except where otherwise noted, the calculation of advertiser renewal and retention rates is based on local advertisers and excludes the loss of advertisers as a result of business failures, which we believe is the customary calculation method in our industry. Our revenue per advertiser (local) for a given period is calculated by dividing the total local advertising revenue in a given period by the total number of local advertisers at the end of such period. Our market penetration for a given period is calculated by dividing the total number of yellow page advertisers in such area by the total businesses with free listings in a given area, in each case, at the end of such period. Competitor revenue is estimated based on the industry-reported rate card, which would not include publisher discounts.

      The DEX® trademark referred to in this annual report is a registered trademark of Dex Media, Inc. (“Dex Media”). The QWEST DEX® and QWEST DEX ADVANTAGE® trademarks referred to in this annual report are registered trademarks of Qwest and are used by us under license.

•	“We,” “our,” and “us” refers to our predecessor, Dex East, as defined below, for periods prior to November 8, 2002, and refers to Dex Media East LLC (formerly known as SGN LLC) (“Dex Media East”), a co-issuer of the East Notes, as defined below, for periods after November 8, 2002. In addition, where the context so requires, “we,” “our,” and “us” refers to Dex Media East and Dex East collectively;

•	“Dex East” and “Predecessor” refer to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota prior to November 8, 2002, the date that Dex Media East acquired Dex East;

•	“Dex West” refers to the historical operations of Qwest Dex Holdings, Inc. and its subsidiary in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming;

•	“Dex Media West” refers to Dex Media West LLC, the successor to Dex West following the acquisition of Dex West by Dex Media West LLC, an indirect, wholly-owned subsidiary of Dex Media;

•	“Dex Media International” refers to Dex Media International, Inc. (known as LCI International, Inc. until January 2003), currently the only guarantor of the East Notes;

•	“Qwest” refers to Qwest Communications International Inc. and its subsidiaries, other than Qwest Corporation;

•	“Qwest LEC” refers to Qwest Corporation, the local exchange carrier subsidiary of Qwest;

•	“Predecessor Period” refers to the period from January 1, 2002 through November 8, 2002;

•	“Successor Period” refers to the period from November 9, 2002 through December 31, 2002;

•	“East Notes” refers collectively to the 9 7/8% Senior Notes due 2009 and the 12 1/8% Senior Subordinated Notes due 2012 that were issued by Dex Media East and Dex Media East Finance Co. on November 8, 2002.

•	“West Notes” refers collectively to the 8 1/2% Senior Notes due 2010 and the 9 7/8% Senior Subordinated Notes due 2013 that were issued by Dex Media West and Dex Media West Finance Co. on August 29, 2003.

Item 1.	Business

Background Information

      On August 19, 2002, Dex Holdings LLC (“Dex Holdings”), the parent of Dex Media, entered into two purchase agreements with Qwest to acquire the directory business of Qwest Dex, Inc. (together with its parent, Qwest Dex Holdings, Inc., “Qwest Dex”), the directory services subsidiary of Qwest, in two separate phases. Pursuant to the purchase agreement relating to the first phase, Dex Holdings agreed to purchase Qwest Dex’s directory business in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota, which we refer to as the Dex East States. Dex Holdings assigned its right to purchase these businesses to us and we consummated the first phase on November 8, 2002. The historical information, including the historical financial data, included in this annual report for periods prior to November 8, 2002 is that of our predecessor, Dex East.

      Pursuant to the purchase agreement relating to the second phase, Dex Holdings agreed to purchase Qwest Dex’s directory business in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming, which we refer to as the Dex West States. The second phase was consummated on September 9, 2003. Dex Media West, a separate indirect subsidiary of Dex Media, operates the directory business in the Dex West States.

      We have operated as a stand-alone company since the acquisition of Dex East on November 8, 2002. The acquisition was accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to Dex Media East’s balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date. For purposes of prior year comparisons in this annual report, we have provided the combined results of the Successor Period and Predecessor Period to provide additional information about our results.

The Business

      We are the largest print directory publisher in the Dex East States and the sixth largest print directory publisher in the United States. We are the exclusive official directory publisher for Qwest LEC in the Dex East States. We have been publishing print directories for over 100 years. In 2003, we had at least a 77% aggregate market share in our top 10 geographic markets, which accounted for approximately 71% of our directory services revenue in that year. In 2003, we published 147 directories and distributed approximately 20 million copies of these directories to business and residential consumers in the Dex East States. We introduced two new books in 2003, and extended the publishing dates of five books which were published in January 2004. As of December 31, 2003, we had a total of approximately 197,000 local advertising customer accounts consisting primarily of small and medium-sized businesses and approximately 4,100 national advertisers. We also provide related services, including an Internet-based directory and direct marketing services. For the year ended December 31, 2003, the combined Successor Period and Predecessor Period, and the year ended December 31, 2001, we generated $668.8 million, $648.0 million and $666.2 million in revenue, respectively. Excluding the effects of purchase accounting, as described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we generated $713.2 million and $689.5 million in revenue for the year ended December 31, 2003 and the combined Successor Period and Predecessor Period, respectively.

      We believe that the U.S. directory advertising industry is attractive due to its stable and consistent revenue growth. Industry revenue has increased each year since 1985. In addition, during the last two recessions in 1991 and 2001, the U.S. directory advertising industry experienced positive growth, while other major advertising media, including radio, television and newspaper, experienced revenue declines. We believe that this is driven in large part by the fact that print directories are, in many cases, the primary form of paid advertising used by small and medium-sized businesses. In addition, we believe that the once-yearly publication cycle and the priority placement given to renewal advertisements result in a high customer renewal rate even during weak economic times.

Markets

      In 2003, we published 147 directories, including white pages, yellow pages and other specialty directories, and distributed approximately 20 million copies of these directories to business and residential consumers in metropolitan areas and local communities in the Dex East States. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies. The following table shows the percentage of directory services revenue and other data for our directories in each state in which we operate for the year ended December 31, 2003:

	Percentage of
	Directory Services	Published	Total
State	Revenue(1)	Directories	Circulation

		(Circulation in millions)
Colorado	39.8%	34	6.7
Minnesota	28.4%	40	5.7
New Mexico	11.4%	18	2.1
Iowa	9.9%	29	2.3
Nebraska	5.9%	11	1.6
South Dakota	2.6%	7	0.6
North Dakota	2.0%	8	0.6

Total	100.0%	147	19.6

(1)	Excludes non-print related directory services.

      We derive a significant portion of our directory services revenue from the sale of directory advertising to businesses in large metropolitan areas. For the year ended December 31, 2003, 61.2% and 71.3% of our directory services revenue was from the sale of directory advertising in our 5 and 10 largest geographic markets, respectively.

Products

      Our main product is printed telephone directories, which generated approximately 97% of our total revenue, excluding the effects of purchase accounting, for the year ended December 31, 2003. We also operate an Internet-based telephone directory and provide direct and database marketing services.

Printed Directories

      In 2003, we published 147 printed directories, consisting of:

•	135 directories that contained both white and yellow pages;

•	Five directories that contained only yellow pages, which contains a listing of businesses by various directory headings as well as display and other paid advertisements;

•	Five directories that contained only white pages, which contains a listing of the names, addresses and phone numbers of residences and businesses in the area served, as well as display and other paid advertisements; and

•	Two specialty “On the Go” directories, which are yellow pages directory editions that are designed for use in the car.

      Whenever practicable, we combine the white and yellow pages sections into one volume.

      Our directories are designed to meet the advertising needs of local and national businesses and the informational needs of consumers. The diversity of our advertising options enables us to create customized advertising programs that are responsive to specific customer needs and financial resources. Our yellow pages and white pages directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under approximately 4,400 directory headings.

      Yellow pages directories. We offer businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant heading.

      For the year ended December 31, 2003, we derived approximately 96% of our directory services revenue, excluding the effects of purchase accounting, from the sale of advertising in our yellow pages directories. A range of paid advertising options is available in our yellow pages directories, as set forth below:

•	Listing options. An advertiser may enhance its complimentary listing in several ways. It may pay to have its listing highlighted or printed in bold or superbold text, which increases the visibility of the listing. An advertiser may also purchase extra lines of text to convey information such as hours of operation or a more detailed description of its business.

•	In-column advertising options. For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased. In-column advertisements may include such features as bolding, special fonts, color and graphics.

•	Display advertising options. A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of advertisement purchased. Display advertisements are usually placed at the front of a heading, and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive to advertisers to increase the size of their advertisements and renew their advertising purchases from year to year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as two pages (a “double truck” advertisement) and three pages (a “triple truck” advertisement).

•	Awareness products. Our line of “awareness products” allows businesses to advertise in a variety of highly visible locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Our awareness products include:

•	Cover. Premium location advertisements are available on the front cover, inside front cover and the inside and outside back cover of a directory.

•	Spine. Premium location advertisements are available on the spine of yellow and white pages directories.

•	Tabs. A full-page, double-sided, hardstock, full-color insert that is bound inside and that separates key sections of the directory. These inserts enable advertisers to achieve prominence and increase the amount of information displayed to directory users.

•	Tip-On. Removable paper or magnet coupon placed on the front cover of the directory.

•	Banners. An ad sold at the bottom of any page in the Community or Government sections of the print directory.

•	Delivery Bag. Used in the delivery of all hand-delivered print directories. Between one and three advertisers per bag.

      White pages directories. State public utilities commissions require Qwest LEC, as the local exchange carrier in its local service area, to have white pages directories published to serve the local service areas. Qwest LEC has contracted with us to publish these directories until November 7, 2052. By virtue of this agreement, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of the residence or business in question unless they have requested to be a non-published or non-listed customer.

      For the year ended December 31, 2003, we derived approximately 4% of our directory services revenue, excluding the effects of purchase accounting, from the sale of advertising in our white pages directories. Advertising options include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. With a renewed company focus on selling white pages advertising in 2003, we more than doubled our white pages revenue growth rate over the prior year. We still believe there is an untapped market for selling white pages advertising and intend to continue to pursue our opportunities with innovative new products such as the repeating corner ad.

Internet-Based Directory and Electronic Products

      Although we remain primarily focused on our printed directories, we also market an Internet-based directory service, DexOnline.com (formerly Qwestdex.com), to our advertisers. All of the listings in our printed directories also appear in our Internet-based directory, which is available in real time to users and at no additional charge to our advertisers. We began to post the proprietary display advertisements we create for our printed directions on DexOnLine.com in April 2003. We believe these proprietary display advertisements cannot currently be replicated by other Internet-based directories.

      We believe that DexOnline.com is the leading Internet-based directory in the Dex East States. In January 2004, we introduced significant new search capabilities. DexOnline.com now includes fully searchable content from our more than 240,000 Yellow Pages display advertisements. It also includes more than 15 million business listings and more than 200 million residential listings from across the United States. The new site incorporates free text search capability, with a single search box that is similar in its design and functionality to popular search engines. In addition, we have incorporated intelligence capabilities such as “spell check” and “thesaurus.” Users can now refine their searches using important selection criteria that include such things as specific product and brand names, hours of operation, payment options and locations.

      We view our Internet-based directory as an integrated complement to our printed directories through expanded distribution capability rather than as a stand-alone business. We believe that increased usage of Internet-based directories, such as DexOnline.com, will serve to enhance overall Yellow Pages advertising usage thereby lowering our advertisers’ cost per thousand uses (“CPMU”) despite some growth in advertising rates.

      To promote usage of our Internet-based directories, we have bundled some of our Internet products to enhance completeness with our print advertising products. We believe bundling will drive-up our usage rates, which will in turn increase the customer value proposition. As in our printed directories, businesses may pay to enhance their listings on DexOnline.com and for other premium advertising products. Options that are available include extra lines, replica advertisements, website and email link, pop-up windows, priority placement and banners.

Direct and Database Marketing Services

      We provide database lists, direct mail services, insert delivered with the yellow pages directories and other database services to businesses through our direct marketing group. We sell continually updated lists of residents and businesses that have recently moved into or out of an area, a service that allows our customers to maintain up-to-date databases and customer lists. We are also able to overlay demographic and behavioral data that is purchased through third-party providers so that our customers can identify, for example, who in the area is newly retired, newly married or a new home owner. This content provides a valuable mechanism for direct mail and other targeted advertising.

      We also help businesses develop and refine their customer databases. In addition to list cleaning, the process of removing obsolete data from a data list, we are able to fill in missing names, addresses and telephone numbers when only partial information is available, and add demographic data (e.g., single-family or multi-family dwelling, home owner or renter, male or female). We provide data analysis that ranks consumers by likelihood of a response to direct marketing contact.

      While we provide customer names, addresses and telephone numbers to outside companies, this information does not include any private, non-published or non-listed information. In addition to the most current data, delivered to the customer every 24 hours, we have an extensive New Mover list providing businesses access to the most current new business or residence list in the Dex East States. These files are frequently utilized by our customers for direct mail advertising where we provide creative development, production and mailing with a one-stop delivery process, with the directory delivered right to the mailbox or doorstep. Our extensive direct marketing services are available to businesses of all sizes ensuring their advertising reaches the appropriate business or consumer in a timely fashion. We believe we differentiate ourselves from competitors by providing a complete array of marketing services from database lists through direct mail delivery.

Sales and Marketing

      The marketing of directory advertisements is primarily a direct sales effort that requires both maintaining existing customers and developing new customers. Renewing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. For the year ended December 31, 2003, we retained approximately 91% of our local advertisers from the previous year. This high renewal rate reflects the importance of our directories to our local customers for whom yellow pages directory advertising is, in many cases, the primary form of advertising. Larger national companies also use advertising in our directories as an integral part of their national advertising strategy.

      We believe that we have one of the most experienced sales forces in the U.S. directory advertising industry. We believe this experience has enabled our sales representatives to develop long-term relationships with our advertisers, which we believe promotes a high level of renewal among our customers. In addition, we believe that in 2003, our experienced sales force has allowed us to achieve local market penetration of 38%, printed revenue per sales representative (local) of approximately $1.3 million and directory services revenue per advertiser (local) of approximately $2,900.

Local Sales Force

      As of December 31, 2003, our locally-based sales force was comprised of approximately 461 quota-bearing sales representatives who average approximately nine years of employment with us. The sales force is divided into three principal groups:

•	Premise sales representatives. Our approximately 183 premise sales representatives generally focus on high revenue customers. A premise sales representative typically interacts with customers on a face-to-face basis at the customer’s place of business.

•	Telephone sales representatives. Our approximately 185 telephone sales representatives generally focus on medium-sized customers. A telephone sales representative typically interacts with customers over the telephone. Telephone sales represent our principal source of new advertisers.

•	Centralized sales representatives. Our approximately 93 centralized sales representatives include both centralized account representatives, who generally focus on the smallest accounts, and prospector sales representatives, who generally focus on customer win-back.

      We assign our customers among premise representatives and telephone representatives based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our sales force in an effective manner. Our sales force is generally decentralized and locally based, operating from 24 locations. We believe that our locally based sales force facilitates the establishment of personal, long-term relationships with local advertisers necessary to maintain a high rate of customer renewal.

      We believe that formal training is important to maintaining a highly productive sales force. Our sales force undergoes ongoing training, with new sales representatives receiving approximately eight weeks of training in their first year, including classroom training on sales techniques, our product portfolio, customer care and administration, and standards and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. Ongoing training and our commitment to developing the best sales practices are intended to ensure that sales representatives are able to give advertisers high-quality service and advice on appropriate advertising products and services.

      We have well-established practices and procedures to manage the productivity and effectiveness of our sales force. Each sales representative has a specified customer assignment consisting of both new business leads and renewing advertisers and is accountable for meeting sales goals on a regular basis. Our sales representatives are compensated in the form of base salary and incentive-based compensation. Approximately two-thirds of the total compensation paid to our sales force is in the form of commissions and other incentive-based compensation, making sales force compensation largely tied to sales performance. Our sales force employees are represented by labor unions covered by collective bargaining agreements, which we believe reduces the rate of employee turnover. In 2003, we experienced 15% turnover among our sales representatives.

      For purposes of managing our sales force, we divide the local service area into six territories. In each territory, between six and 15 sales managers supervise the performance of the sales representatives who are assigned to that territory. Every sales manager within a territory reports to the sales director for the territory, and the six sales directors report to the Senior Vice President of Sales for the relevant territory.

      In 2002, we began compensating our sales managers and directors pursuant to an incentive-based compensation plan that ties their compensation to their success in meeting specific sales targets. Prior to the November 8, 2002 Acquisition, bonuses for our sales managers and directors were determined by our Predecessor by reference to Qwest’s overall financial performance.

National Sales Force

      In addition to our locally based sales personnel, we have a separate sales channel to serve our national advertisers. National advertisers are typically national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, that purchase advertisements in many yellow pages directories in multiple geographical regions. In order to sell to national advertisers, we retain the services of third party certified marketing representatives (“CMRs”). CMRs design and create advertisements for national companies and place those advertisements in yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We have contracts with approximately 160 CMRs and employ eight national sales managers to manage our selling efforts to national customers.

Customers

      In 2003, we had approximately 197,000 accounts with local businesses which purchased advertising in our directories. Approximately 81% of our revenue, excluding the effects of purchase accounting, for the year ended December 31, 2003 was generated by the sale of our advertising to local businesses, which are generally small and medium-sized enterprises. Approximately 16% of our revenue, excluding the effects of purchase accounting, was generated by sales to national advertisers. The remaining 3% of our revenue, excluding the effects of purchase accounting, was generated from sources other than sales of advertising in our print directories, including Internet-based directory and direct marketing services.

      We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. For the year ended December 31, 2003, no single directory heading accounted for more than 2.9% of our total revenue, no single customer accounted for more than 0.3% of our total revenue (other than Qwest, which accounted for 2.5% of our total revenue), the top 10 customers accounted for 1.5% of our total revenue and the top 10 directory headings accounted for approximately 15% of total revenue. The diversity of our customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability in operating results. The table below, which sets forth information relating to our largest directory headings for the year ended December 31, 2003 demonstrates this diversity:

Percentage of
Directory Heading	Total Revenue

Attorneys	2.9%
Insurance	2.2%
Plumbing Contractors	1.7%
Dentists	1.5%
Roofing Contractors	1.2%
Auto Repair & Service	1.2%
Mortgages & Contracts	1.1%
Heating Contractors	1.0%
Physicians & Surgeons	1.0%
Restaurants	0.9%

Total	14.7%

      We enjoy high customer renewal rates. From 1996 to 2002, our annual renewal rate remained stable at approximately 93%, which we believe compared favorably with the renewal rates of our competitors. In 2003, we retained approximately 91% of our local advertiser accounts from the previous year (which excludes the loss of advertiser accounts as a result of business failures). This attrition was offset by the addition of new customer accounts such that the overall size of our local customer account base fell by approximately 2% in 2003. As it relates to our revenue results, increases in total advertising spending and average dollars spent per advertisement substantially offset the net loss of advertiser accounts.

      We believe that this low level of turnover reflects a high level of satisfaction among our customers. The training that we provide to our sales representatives emphasizes the fostering of long-term relationships between sales representatives and their customers, and our incentive-based compensation structure rewards sales consultants who retain a high percentage of their accounts. In addition, our customers often do not reduce or eliminate directory spending during difficult economic periods because the failure to advertise cannot be remedied until the replacement directory is published, usually one year later. Moreover, most directory publishers, including us, give priority placement within a directory classification to long-time advertisers. As a result, businesses have a strong incentive to renew their directory advertising purchases from year to year, even during difficult economic times, so as not to lose their prominence within the directory.

Publishing, Production and Distribution

      We generally publish our directories on a 12-month cycle. The publishing cycles for our directories are staggered throughout the year, which allows us to efficiently use our infrastructure and sales capabilities and the resources of our third-party vendors. The following are the major steps of the publication and production process:

•	Selling. The sales cycle of a directory varies based on the size of the revenue base and can range from a few weeks to six months. In the months prior to publication, the sales force approaches potential new advertisers in an effort to expand our customer base. Potential new advertisers include businesses that have operated in the area for some time, but did not purchase advertising in the most recent edition of our directory, as well as newly-formed businesses and businesses that have only recently moved into the area. At the same time, the sales force contacts existing advertisers and encourages them to renew and increase the size, and therefore, prominence of their advertisements and to purchase other products in our portfolio. Advertisers generally agree to our standard advertising terms and conditions at the time that they place their order.

•	Generation of advertisements. Upon entering into an agreement with a customer, we collaborate with the customer to generate its advertisement. We use our proprietary technology and a team of in-house graphic artists for this purpose.

•	Pre-press activities. The selling of advertisements typically ceases one month prior to publication, at which time we do not accept additional customers. Once a directory has closed, pre-press activities commence. Pre-press activities include finalizing artwork and proofing and paginating the directories. When the composition of the directory is finalized, we deliver the directory pages to a third-party printer.

•	Printing. We use two outside contractors, R.R. Donnelley & Sons Company (“Donnelley”) and Quebecor World Directory Sales Corporation (“Quebecor”), for the printing of our directories. In addition, we have purchase contracts with two paper suppliers, Nippon Paper Industries USA, Co., Ltd. (formerly Daishowa America Co., Ltd.) (“Nippon”) and Norske Skog Canada (USA), Inc. (“Norske”), for the paper needed for the pages of our directories and one paper supplier, Spruce Falls, Inc. (“Spruce Falls”), for the paper needed for the covers of our directories. The time required to print a directory depends on its size and may be as long as one month.

•	Transportation. We use Matson Integrated Logistics (“Matson”) to manage the logistics of transporting our printed directories from our printers to our distributor.

•	Distribution. We aim to deliver our directories to all of the residences and businesses in the geographical areas for which we produce directories. We use Product Development Corporation (“PDC”) for the distribution of our directories. Distribution begins as soon as the first completed directories are produced. Depending on the circulation and size of a directory, distribution ranges from three to six weeks with most directories taking 30 days or less.

      Paper is our principal raw material. Pursuant to Dex Media’s agreements with Nippon and Norske, they are required to provide up to 60% and 40% of our annual paper supply, respectively. Prices under the two agreements are negotiated each year based on prevailing market rates and are subject to certain price escalation limits. For the year ended December 31, 2003, paper costs were 4% of revenue, excluding the effects of purchase accounting. If, in a particular year, the parties to one of the agreements are unable to agree on repricing, either party may terminate the agreement. Our contracts with Nippon and Norske expire on December 31, 2009 and December 31, 2008, respectively. Pursuant to the agreement between Spruce Falls and Dex Media, Spruce Falls is required to provide 100% of our annual cover stock paper supply. Although the amount of future price increases are specified in the agreement, if Spruce Falls and Dex Media are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

      In general, Donnelley prints our larger, higher-circulation directories and Quebecor prints those directories that are smaller and have a more limited circulation. We do not guarantee any minimum volume in our agreements with Donnelley and Quebecor. Our contract with Donnelley allows us to adjust prices annually on a formula based on changes to the consumer price index. Our contracts with Donnelly and Quebecor expire on December 31, 2011 and July 30, 2008, respectively.

      Although prices under Dex Media’s agreement with PDC are fixed, they may be renegotiated under some circumstances, such as new service specifications. We rely on Matson to manage the logistics of transporting our printed directories from our printers’ locations to PDC.

      We believe that each of these agreements is on favorable terms that are currently available in the market and could be replaced.

Billing and Credit Control

      Historically, we have generally billed our customers monthly for advertising fees, either directly by us or by Qwest LEC as part of the customer’s monthly bill for telecommunications services, for which we have paid Qwest LEC a fee. For the year ended December 31, 2003, Qwest LEC billed approximately 43% of our local customer billings on our behalf. In connection with the acquisition of Dex East, we entered into a billing and collection services agreement with Qwest LEC pursuant to which Qwest LEC will continue to bill and collect, on our behalf. The term of this agreement ends on November 7, 2004, although Qwest LEC is required to provide transition billing services for billing transactions in the billing system as of the date of termination or expiration of this agreement for an interim period not to exceed 12 months. Any future billing and collection services provided by Qwest LEC would be subject to negotiations and to Qwest LEC’s standard terms and conditions for billing and collecting on behalf of providers of services other than local telephone service. Qwest LEC prepares settlement statements approximately 10 times per month for each state in the Dex East States. At that time, Qwest LEC purchases our accounts receivable with recourse to facilitate billing and collection. We will be able to transition from the Qwest LEC billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so.

      Because most directories are published on 12-month cycles and we bill most of our customers over the course of that 12-month period, we effectively extend credit to our customers, many of which are small or medium-sized businesses with default rates that usually exceed those of larger businesses. Fees for national advertisers are typically billed upon issue of each directory in which advertising is placed by CMRs, after deduction of commissions. Because we do not usually enter into contracts with our national advertisers, we are subject to the credit risk of CMRs on sales to those advertisers, to the extent we do not receive fees in advance. For the year ended December 31, 2003, bad debt expense for all of our customers amounted to 3.6% of our revenue, excluding the effects of purchase accounting. We attempt to improve collection of accounts receivable by conducting initial credit checks of new advertisers under certain circumstances, reducing the time taken to resolve billing inquiries and, where appropriate, requiring personal guarantees from business owners. We check all new orders from existing advertisers for payments that are past due to us prior to publishing of the new order. When applicable, based on credit policy, we use both internal and external data to decide whether to extend credit to an advertiser. In some cases, where appropriate, we may also require the advertiser to prepay part or all of the amount of its order. Beyond efforts under certain circumstances to assess credit risk prior to extending credit to customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage with customers concerning payment obligations.

Competition

      The U.S. directory advertising industry is competitive. We compete with many different advertising and other media, including newspapers, radio, television, the Internet, billboards, direct mail and other yellow pages directory publishers. There are a number of Independent directory publishers, such as TransWestern Publishing Company LLC and the U.S. business of Yell Group Ltd., with which we compete in one or more of the Dex East States. In addition, we compete with other directory publishers in some of our markets, including local exchange carriers such as Verizon Communications Inc. and SBC Communications Inc. We compete with these publishers on value, quality, features and distribution.

      In connection with the acquisition of Dex East, we entered into a publishing agreement and a non-competition agreement with Qwest LEC. Under the publishing agreement, we are the exclusive official publisher of directories for Qwest LEC in the Dex East States. The publishing agreement expires on November 7, 2052 and will automatically be renewed for additional one-year periods unless either party terminates the contract upon 12 months’ written notice. Acting as the exclusive official publisher of directories for the incumbent telephone company provides us with an advantage over our Independent competitors due to recognition of our brands, higher usage of our directories by end users and our long-term relationships with our customers. Under the non-competition and non-solicitation agreement, which remains in effect until November 7, 2042, Qwest LEC has agreed not to compete with us in the directory publication business in the areas in which we operate.

      The Internet has emerged as a new medium for advertisers. Although advertising on the Internet still represents only a small part of the total advertising market, as the Internet grows, it may become increasingly important as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. We compete directly through our Internet-based directory, DexOnline.com, with the Internet directories of the Independent publishers and some of the local exchange carriers. In addition, we compete with other Internet sites providing classified directory information, such as Yellowpages.com, Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into affiliate agreements with other major directory publishers.

Intellectual Property

      We own and license a number of patents, copyrights and trademarks in the United States. The only trademark we consider material to our operations is the DEX® trademark, which is owned by Dex Media and is used by Dex Media West and us. We do not consider any individual patent or other trademark to be material to our operations. We believe that the phrase “yellow pages” and the walking fingers logo are in the public domain in the U.S.

Employees

      As of December 31, 2003, we employed 2,964 employees, including 1,377 former employees of Dex West that were transferred to Dex Media East upon the September 9, 2003 consummation of the acquisition of Dex West. Most of our employees are represented by labor unions covered by two collective bargaining agreements. Our collective bargaining agreement with the International Brotherhood of Electrical Workers (“IBEW”), which covered approximately 27% of our unionized workforce as of December 31, 2003, was recently extended to May 2006. Our collective bargaining agreement with the Communications Workers of America (“CWA”), which covered approximately 73% of our unionized workforce as of December 31, 2003, was recently extended to October 2006. As of January 1, 2004, all non-senior management employees are employed by Dex Media Service LLC, an entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media, and are made available to us by Dex Media Service LLC. Dex Media Service LLC was formed as a bankruptcy-remote entity pursuant to the terms of our credit facilities and Dex Media West’s credit facilities in order to mitigate the risk of not having available to us or Dex Media West the services of our non-management employees if the other entity merges, is acquired or files for bankruptcy.

RISK FACTORS

      You should carefully consider the risks described below as well as the other information contained in this annual report. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The loss of any of our key agreements with Qwest LEC could have a material adverse effect on our business.

      In connection with the acquisition of Dex East, we entered into several agreements with Qwest LEC, including a publishing agreement, a non-competition agreement and a billing and collection services agreement. Under the publishing agreement, we are the exclusive official publisher of directories for Qwest LEC in the Dex East States until November 7, 2052. We believe that acting as the exclusive official publisher of directories for the incumbent telephone company provides us with a competitive advantage. Under the non-competition agreement, Qwest LEC agreed until November 7, 2042 not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex East States in which Qwest LEC provides local telephone service that are directed primarily at customers in those geographic areas. Under the billing and collection services agreement, Qwest LEC agreed until November 7, 2004 to continue to bill and collect, on our behalf, amounts owed by customers in connection with our directory services and purchase the associated accounts receivable from us. For the year ended December 31, 2003, Qwest LEC billed approximately 43% of our local customer billings on our behalf as part of Qwest LEC’s telephone bill and held these collections in joint accounts with Qwest LEC’s own collections. The termination of any of these agreements or the failure by Qwest LEC to satisfy its obligations under these agreements could have a material adverse effect on our business.

      Qwest is currently highly leveraged and has a significant amount of debt service obligations over the near term and thereafter. In addition, Qwest has faced and may continue to face significant liquidity issues as well as issues relating to its compliance with certain covenants contained in the agreements governing its indebtedness. Based on Qwest’s public filings and announcements, Qwest has recently taken measures to improve its near-term liquidity and covenant compliance. However, Qwest still has a substantial amount of indebtedness outstanding and substantial debt service requirements. Consequently, it may be unable to meet its debt service obligations without obtaining additional financing or improving operating cash flow. Accordingly, we cannot assure you that Qwest will not ultimately seek protection under U.S. bankruptcy laws. If Qwest were forced to seek such protection, Qwest LEC, which is controlled by Qwest, might also seek bankruptcy protection. In any such proceeding, our agreements with Qwest LEC, and Qwest LEC’s ability to provide the services under those agreements, could be adversely impacted. For example:

•	Qwest LEC, or a trustee acting on its behalf, could seek to reject our agreements with Qwest LEC as “executory” contracts under U.S. bankruptcy law, thus allowing Qwest LEC to avoid its obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on our business.

•	Qwest LEC could seek to sell certain of its assets, including the assets relating to Qwest LEC’s local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our publishing agreement and non-competition agreement with Qwest LEC.

•	We may have difficulties obtaining the funds collected by Qwest LEC on our behalf pursuant to the billing and collection services agreement at the time such proceeding is instituted, although pursuant to such agreement, Qwest LEC prepares settlement statements 10 times per month for each state in the Dex East States summarizing the amounts due to us and purchases our accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest LEC continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest LEC may be less likely to pay on time, or at all, bills received, including the amount owed to us. Qwest LEC has completed the preparation of its billing and collection system so that we will be able to transition from the Qwest LEC billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so.

We operate in the competitive directory advertising industry.

      The U.S. directory advertising industry is competitive. There are a number of independent directory publishers, such as TransWestern Publishing Company LLC and the U.S. business of Yell Group Ltd., with which we compete in one or more of the Dex East States. In addition, we compete with other directory publishers in some of our markets, including local exchange carriers such as Verizon Communications Inc. and SBC Communications Inc. Through our Internet-based directory, we compete with these publishers and with other non-publisher Internet sites providing classified directory information, such as Yellowpages.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!, Google, MSN, and AOL, some of which have entered into affiliate agreements with other major directory publishers. We cannot assure you that we will be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising in the future. In addition, we compete against other media, including newspapers, radio, television, the Internet, billboards and direct mail, for business and professional advertising, and we cannot assure you that we will be able to compete successfully against these and other media for such advertising.

      The Telecommunications Act of 1996 effectively opened local telephone markets to increased competition. Consequently, there can be no assurance that Qwest LEC will remain the dominant local telephone service provider in its local service area. If Qwest LEC were no longer the dominant local telephone service provider in its local service area, we may not realize some of the anticipated benefits under our publishing agreement with Qwest LEC, which could have a material adverse effect on our business.

We could be materially adversely affected by declining usage of printed yellow pages directories.

      We believe that overall usage of printed yellow pages directories in the United States and in the Dex East States declined by a compound annual rate of approximately 4% between 1998 and 2002, and increased slightly in 2003. Notwithstanding these declines in usage, we have been able to increase our annual revenue in recent years through, among other things, increases in our advertising prices and new product offerings and enhanced features such as color advertisements and awareness products. There can be no assurance that usage of our yellow pages directories will not continue to decline at the existing rate or more severely. In addition, there can be no assurance that we will be able to continue to increase prices or the average size of our advertisements in the future.

      Any declines in usage could:

•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

      Although we believe that the decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directory, we cannot assure you that we will be able to provide services over the Internet successfully or to compete successfully with other Internet-based directory services. Any of the factors that may contribute to a decline in usage of our printed directories, or a combination of them, could impair our revenue and have a material adverse effect on our business.

Qwest, the former owner of our business, is the subject of ongoing investigations by the SEC and the U.S. Attorney’s office.

      On March 8, 2002, Qwest, the former owner of our business, received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain of its accounting practices. On April 3, 2002, the SEC issued an order authorizing a formal investigation of Qwest. The matters under investigation include, among others, the revenue recognition practices of Qwest Dex. In addition, two former Chief Executive Officers (one of whom is our current Chief Executive Officer) and two former Chief Financial Officers (one of whom is our current Vice President, Financial Planning and Analysis) of Qwest Dex were subpoenaed in August 2002 and have provided documents and testimony to the SEC. In the investigation, the SEC may issue additional subpoenas seeking documents and/or testimony from other current Dex Media and former Qwest Dex employees. We cannot assure you that the SEC investigation will not result in any enforcement action against Qwest Dex (now Dex Media), its employees or those of our employees who were formerly employees of Qwest Dex.

      In addition, on July 9, 2002, Qwest was informed by the U.S. Attorney’s Office for the District of Colorado that it had begun a criminal investigation of Qwest. Although the U.S. Attorney’s Office has not disclosed the subject matter of the investigation, it has indicated that it is investigating the matters under inquiry in the SEC investigation, which include Qwest Dex’s recognition of revenue under the point of publication method. It is not clear whether this investigation involves the business or management of Qwest Dex’s directory business (other than its former revenue recognition policy) or employees who historically worked for the Qwest Dex business, most of whom are now our employees. We do not have any knowledge that former employees of Qwest Dex, most of whom are now our employees, are the subject of the U.S. Attorney’s investigation. None of the former employees of Qwest Dex have informed us that they are the targets of the U.S. Attorney’s investigation or have been contacted by the U.S. Attorney’s office in connection with the investigation.

      Although we acquired only the assets of the Qwest Dex business located in the Dex East States and not the Qwest Dex corporate entity and we did not assume in the acquisition of Dex East any liabilities relating to the SEC or the U.S. Attorney’s Office investigations, there can be no assurances that these investigations or other investigations will not have a material adverse effect on our business.

Our business could suffer if there is a prolonged economic downturn.

      We derive our net revenue from the sale of advertising in our directories. Our advertising revenue, as well as those of yellow pages publishers in general, generally do not fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business.

Our dependence on third-party providers of printing, distribution and delivery services could materially adversely affect us.

      We depend on third parties for the printing and distribution of our directories. For the printing of our directories, Dex Media has a contract with R.R. Donnelley & Sons Company and Quebecor World Directory Sales Corporation, expiring on December 31, 2011 and July 30, 2008, respectively. Because of the large print volume and specialized binding of directories, there are only a small number of companies in the printing industry that could service our needs. Accordingly, the inability or unwillingness of Donnelley or Quebecor to provide printing services to us on acceptable terms or at all could have a material adverse effect on our business.

      Dex Media has a contract with a single company, Product Development Corporation, or “PDC,” for the distribution of our directories. This contract will expire on March 31, 2004. The parties are currently in negotiations to extend the contract through December 31, 2008. However, there can be no assurance that such negotiations will be successful. There are only a small number of companies that could service our distribution needs. Accordingly, the inability or unwillingness of PDC to provide distribution services to us on acceptable terms or at all could have a material adverse effect on our business.

      Dex Media has a contract with Matson Integrated Logistics to provide logistical support and to transport our printed directories from our printers’ locations to PDC. This contract expires on December 31, 2008. We rely on Matson’s services extensively for our transportation and logistical needs, and only a small number of companies could provide an integrated solution for our transportation needs. Accordingly, any disruptions in the services provided to us by Matson or by a third party upon termination of our contract with Matson could have a material adverse effect on our business.

Fluctuations in the price or availability of paper could materially adversely affect us.

      The principal raw material that we use is paper. For the year ended December 31, 2003, paper costs equaled 4% of our revenue and 12% of our cost of revenue, each excluding the effects of purchase accounting. Approximately 97% of the paper that we use is supplied by two companies: Nippon and Norske. Pursuant to Dex Media’s agreements with, Nippon and Norske, they are required to provide up to 60% and 40% of our annual paper supply, respectively. Prices under both agreements are set each year based on prevailing market rates. If, in a particular year, the parties to either of the agreements are unable to agree on repricing, either party may terminate the agreement. The Nippon agreement expires on December 31, 2009 and the Norske agreement expires on December 31, 2008. Furthermore, we purchase paper used for the covers of our directories from Spruce Falls. Pursuant to an agreement between Spruce Falls and Dex Media, Spruce Falls is required to provide 100% of our annual cover stock paper supply. Although the amount of future price increases are specified in the agreement, if Spruce Falls and Dex Media are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006. We do not engage in hedging activities to limit our exposure to paper price increases. The price of paper may fluctuate significantly in the future. Changes in the supply of or demand for paper could affect delivery times and prices. We cannot assure you that we will continue to have access to paper in the necessary amounts or at reasonable prices or that any increases in the cost of paper will not have a material adverse effect on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We could be materially adversely affected by turnover among sales representatives or loss of key personnel.

      We depend on our ability to identify, hire, train and retain qualified sales personnel. Non-management personnel providing services to us are currently employed by Dex Media Service LLC, a bankruptcy-remote entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media, and are made available to us and Dex Media West. A loss of a significant number of experienced sales representatives would likely result in fewer sales of advertising in our directories and could materially adversely affect our business. We expend significant resources and management time in identifying and training our sales representatives. Our ability to attract and retain qualified sales personnel depends, however, on numerous factors, including factors that we cannot control, such as conditions in the local employment markets in which we operate. We cannot assure you that we will be able to hire or retain a sufficient number of sales representatives to achieve our financial objectives.

      Furthermore, we depend on the continued services of key personnel, including our senior management and regional sales management personnel. Senior management personnel providing services to us are currently employed by Dex Media and made available to us and Dex Media West. Each of these shared executives must divide his or her time, effort and resources between Dex Media West and us. Consequently, the executives are not able to devote his or her full attention to our business. Although we believe that we could replace our key employees within a reasonable time should the need arise, the loss of key personnel could have a material adverse effect on our business.

We may be materially adversely affected by our practice of extending credit to small and medium-sized businesses.

      For the year ended December 31, 2003, approximately 81% of our revenue, excluding the effects of purchase accounting, was generated through the sale of advertising to local businesses, which are generally small and medium-sized businesses. In the ordinary course of our directory operations, we extend credit to these customers for advertising purchases. As of December 31, 2003, we had approximately 189,000 accounts with local businesses to which we extended credit. Full collection of delinquent accounts can take many months or may never occur. For the year ended December 31, 2003, bad debt expense for all of our customers amounted to approximately $26 million, or 3.6% of our revenue, excluding the effects of purchase accounting. Small and medium-sized businesses tend to have fewer financial resources and higher rates of failure than do larger businesses. Consequently, although we attempt to mitigate exposure to the risks that result from extending credit to small and medium-sized businesses through credit screening and the collection of advance payments under certain circumstances, we cannot assure you that we will not be materially adversely affected by our practice of extending credit to small and medium-sized businesses.

Our sales of advertising to national accounts is coordinated by third parties that we do not control.

      Approximately 16% of our revenue, excluding the effects of purchase accounting, for the year ended December 31, 2003 was derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of the directories that we publish. In order to sell advertising to these accounts, we contract with approximately 160 CMRs. As a result, our relationships with these national advertisers depend significantly on the performance of these third party CMRs whom we do not control. In particular, we rely on one of our CMRs, TMP Worldwide Inc., or “TMP,” whose billings were approximately 4% of our revenue for the year ended December 31, 2003. Although we believe that our relationship with TMP is mutually beneficial and that those CMRs with whom we have existing relationships or other third parties could service our needs if TMP were unable or unwilling to provide its services to us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of TMP or the other CMRs with whom we contract could harm our ability to generate revenue from our national accounts and could materially adversely affect our business.

Future changes in Qwest LEC’s directory publishing obligations in the Dex East States may increase our costs.

      Pursuant to the publishing agreement, we are required to satisfy Qwest LEC’s regulatory obligation to publish white pages directories covering each service territory in the Dex East States where it provides local telephone service as the incumbent service provider. If the staff of a state public utility commission in a Dex East State were to impose additional or changed legal requirements in any of Qwest LEC’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest LEC, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest LEC will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest LEC’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest LEC that portion of our increased costs that Qwest LEC has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.

We are controlled by The Carlyle Group (“Carlyle”) and Welsh, Carson, Anderson & Stowe (“WCAS”), whose interests may not be aligned with those of our creditors.

      Dex Holdings, which is equally controlled by Carlyle and WCAS (together, the “Sponsors”) and their respective affiliates, owns substantially all of the equity of our indirect parent, Dex Media (certain members of management, a de minimus amount of Dex Media’s common and preferred stock and options to purchase a de minimus amount of Dex Media’s common stock). The Sponsors have the power to control our affairs and policies. The Sponsors also control the election of directors, the appointment of management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The directors so elected have the authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.

      The interests of the Sponsors could conflict with the interest of our creditors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors, as equity holders, might conflict with the interests of our creditors. Affiliates of the Sponsors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our creditors.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling all of our debt obligations.

      We are a highly leveraged company. As of December 31, 2003, we had $2,141.1 million of outstanding indebtedness, including approximately $1,166.1 million of indebtedness under our credit facilities (exclusive of unused commitments under our credit facilities), $450.0 million of senior notes and $525.0 million of senior subordinated notes. Our ratio of total debt to owner’s equity at December 31, 2003 was 4.9 to 1.0. This level of indebtedness could have important consequences including the following:

•	our indebtedness limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase because a substantial portion of our indebtedness bears interest at floating rates;

•	our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	our indebtedness may make us more vulnerable to a downturn in our business or the economy;

•	the debt service requirements of our indebtedness could make it more difficult for us to make payments on all of our indebtedness;

•	a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks described above.

      Although covenants under our credit facilities and the indentures governing the East Notes limit our ability and the ability of our future restricted subsidiaries to incur additional indebtedness, the terms of our credit facilities and the indentures permit us to incur significant additional indebtedness in the future if certain conditions are satisfied. As of December 31, 2003, we had approximately $99.1 million available for additional borrowing under our revolving credit facility. All borrowings under our credit facilities will rank senior in right of payment to the senior subordinated notes and any future guarantees thereof and will be effectively senior (to the extent of the value of the collateral securing the borrowings) to the senior notes and any future guarantees thereof.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

      Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our new revolving credit facility will be adequate to meet our future liquidity needs for at least the next 12 months.

      We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot make any assurances that we will be able to refinance any of our indebtedness, including our credit facilities and the East Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot make any assurances that any such actions, if necessary, could be effected on commercially reasonable terms, or at all.

Restrictive covenants in our credit facilities and the indentures may restrict our ability to pursue our business strategies.

      Our credit facilities and the indentures limit our ability, among other things, to:

•	incur additional indebtedness;

•	issue preferred stock;

•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments or investments;

•	sell assets, including capital stock of future restricted subsidiaries;

•	agree to payment restrictions affecting our future restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	incur liens;

•	designate any of our future subsidiaries as unrestricted subsidiaries; and

•	enter into new lines of businesses.

      In addition, our credit facilities include other and more restrictive covenants and severely restrict us from prepaying our other indebtedness, including the East Notes, while indebtedness under our credit facilities is outstanding. The agreement governing our credit facilities also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

      The restrictions contained in the indentures and the agreement governing our credit facilities could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

      A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreement governing our credit facilities. If a default occurs, the lenders under our credit facilities may elect to:

•	declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; or

•	prevent us from making payments on the East Notes,

any of which would result in an event of default under the East Notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit facilities will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our credit facilities and the East Notes were to be accelerated, we can make no assurances that our assets would be sufficient to repay in full that indebtedness and our other indebtedness, including the East Notes.

Risks Related to Our Parent

Dex Media, our indirect parent, depends on dividends from us and Dex Media West to meet debt service and repayment obligations relating to the Parent Notes. If we and/or Dex Media West are not able to pay dividends to Dex Media in an amount necessary to meet Dex Media’s debt service and repayment obligations relating to the Parent Notes, Dex Media may be forced to seek protection under U.S. bankruptcy laws, which could materially adversely affect us.

      Dex Media, our indirect parent, currently has over $1.1 billion in aggregate principal amount of outstanding notes (“Parent Notes”). Dex Media has no operations of its own and derives all of its cash flow and liquidity from us and Dex Media West. Dex Media therefore depends on distributions from us and Dex Media West to meet its debt service and repayment obligations. Beginning on May 15, 2009, in order to enable Dex Media to meet this debt service obligation, we and Dex Media West currently expect to increase our semiannual dividends to Dex Media by approximately $14.2 million and $19.6 million, respectively, for total semiannual dividends of approximately $22.6 million and $31.2 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      The terms of Dex Media East’s credit facilities and Dex Media West’s credit facilities, the indentures governing the East Notes and West Notes and various other restrictions significantly restrict us and Dex Media West from paying dividends and otherwise transferring assets to Dex Media. If we and/or Dex Media West are not able to pay dividends to Dex Media in an amount necessary to meet Dex Media’s debt service and repayment obligations relating to the Parent Notes, Dex Media may be forced to seek protection under U.S. bankruptcy laws, which could materially adversely affect us. In this event, Dex Media and/or the bankruptcy court may decide to sell us and/or Dex Media West to a third party, which, among other things, could incrementally increase our cost of operations. An incremental increase to our cost of operations could materially adversely affect us.

Item 2.	Properties

      Our headquarters are located at 198 Inverness Drive West, Englewood, Colorado. Dex Media East leases this facility from Qwest. The lease covering this facility expires October 31, 2008 and we have the option to renew it for one additional term for a period of five years. We have co-occupancy rights with Dex Media West for these headquarters. We also have significant operations at our facility located at 3190 South Vaughn Way, Aurora, Colorado, which we lease from a third party. The lease covering this facility expires October 31, 2008, and we have the option to renew it for two additional terms, each for a period of five years. We operate from approximately 25 other facilities and, in the aggregate, utilize over 660,000 square feet. We lease all of our facilities.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Our Common Equity and Related Stockholder Matters

      The outstanding common stock of each of Dex Media East Finance Co. and Dex Media International is owned solely by Dex Media East. The membership interests of Dex Media East are owned solely by Dex Media East, Inc. The outstanding common stock of Dex Media East, Inc. is owned solely by Dex Media. The outstanding common stock of Dex Media West Finance Co. is owned solely by Dex Media West. The membership interests of Dex Media West are owned solely by Dex Media West, Inc. The outstanding common stock of Dex Media West, Inc., is owned solely by Dex Media. There is no established trading market for the common equity of any of Dex Media East Finance Co., Dex Media International, Dex Media East, Dex Media East, Inc., Dex Media West Finance Co., Dex Media West, Dex Media West, Inc. or Dex Media. Substantially all of the common stock of Dex Media is owned by Dex Holdings, an entity controlled by funds affiliated with Carlyle and WCAS.

      As of December 31, 2003, there were 12,952,557 shares of common stock of Dex Media issued and outstanding. There were 16 holders (14 holders are beneficial holders and two holders are a trust) of the common stock.

      On November 10, 2003, Dex Media paid a cash dividend on all the issued and outstanding shares of common stock, in the total amount of $593.5 million, and paid a cash dividend on all the issued and outstanding shares of preferred stock, in the total amount of $148.4 million. In connection with the dividend, Dex Media East declared a distribution of $4.3 million to Dex Media East, Inc. and Dex Media West declared a distribution of $11.8 million to Dex Media West, Inc.

      The indentures governing the East Notes place restrictions on our ability to pay dividends on our common equity. In addition, our new credit facilities place restrictions on our ability and the ability of Dex Media East, Inc. to pay dividends on our respective common equity.

      On November 8, 2002, Dex Media East and Dex Media East Finance Co. issued $450.0 million in aggregate principal amount of their 9 7/8% senior notes due 2009 and $525.0 million in aggregate principal amount of their 12 1/8% senior subordinated notes due 2012 in a private placement. On August 29, 2003, Dex Media West and Dex Media West Finance Co. issued $385.0 million in aggregate principal amount of their 8 1/2% senior notes due 2010 and $780.0 million in aggregate principal amount of their 9 7/8% senior subordinated notes due 2013 in a private placement.

      On November 8, 2002, Dex Media sold 5,240,000 shares of its common stock and 131,000 shares of its 5% Series A Preferred Stock to Dex Holdings for an aggregate offering price of $524.0 million and $131.0 million, respectively. Exemption from registration was claimed under Section 4(2) of the Securities Act. The owners of Dex Holdings are institutional investors.

      On September 9, 2003, Dex Media sold 7,696,000 shares of its common stock and 192,400 shares of its 5% Series A Preferred Stock to Dex Holdings for an aggregate offering price of $769.6 million and $192.4 million, respectively. Exemption from registration was claimed under Section 4(2) of the Securities Act. The owners of Dex Holdings are institutional investors.

Equity Compensation Plan Information

      The following table provides information about the common equity of Dex Media that may be issued upon the exercise of options under the Stock Option Plan of Dex Media, Inc. (the “Plan”) as of December 31, 2003. This table does not reflect the effects of adjustments made in March 2004 to the exercise price and number of securities underlying outstanding options in order to prevent dilution of benefits under the Plan related to the distribution of $250.5 million by Dex Media to its parent.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
Plan Category	(a)	(b)	column (a)) (c)

Equity compensation plans approved by security holders	456,432	$60	166,568
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	456,432	$60	166,568

      For a description of the material features of the Stock Option Plan of Dex Media, Inc., see “Executive Compensation — Stock Option Plan of Dex Media, Inc.”

Item 6.	Selected Financial Data

      The selected historical financial data for each of the year ended December 31, 2003, for the Successor Period and Predecessor Period in 2002 and for the year ended December 31, 2001 and as of December 31, 2003 and 2002, have been derived from our consolidated financial statements, included elsewhere in this annual report, which have been audited by KPMG LLP, independent auditors. The selected historical data as of and for the years ended December 31, 2000 and 1999 has been derived from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this annual report.

      While we have been a stand-alone company since the consummation of the transactions related to the acquisition of Dex East on November 8, 2002, our Predecessor historically operated as the directory business of Qwest Dex in our region. Because our relationship with Qwest Dex as well as Qwest and its other affiliates has changed as a result of the acquisition of Dex East, we expect our cost structure to change significantly from that reflected in our Predecessor’s historical operating results. As a result, our Predecessor’s historical results of operations, financial position and cash flows are not indicative of what they would have been had we operated as a stand-alone company without the shared resources of Qwest and its affiliates. Also, as a result of the application of purchase accounting related to the Acquisition, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our revenue and cost of revenue reflect adjustments not included in Predecessor periods.

	Predecessor								Dex Media East LLC

							Period from		Period from
	Year Ended December 31,						January 1 to		November 9 to	Year Ended
							November 8,		December 31,	December 31,
	1999		2000		2001		2002		2002	2003

(Dollars in thousands)
Statement of income data:
Total revenue	$600,906		$637,894		$666,207		$589,896		$58,097	$668,775

Cost of revenue	231,764		238,326		209,050		177,360		19,906	201,672
General and administrative expense	87,027		49,288		47,610		49,606		20,502	101,164
Depreciation and amortization expense	14,162		15,329		12,707		9,258		33,299	224,727
Merger-related expenses(a)	—		5,788		3,859		—		—	—
Impairment charges(b)	—		—		6,744		—		—	—

Total operating expenses	332,953		308,731		279,970		236,224		73,707	527,563

Operating income (loss)	$267,953		$329,163		$386,237		$353,672		$(15,610)	$141,212

Net income (loss)	$85,634		$130,155		$160,555		$157,093		$(28,104)	$(41,798)

Balance sheet data (at period end):
Total cash and cash equivalents	—		—		$54,825		n/a		$37,626	$2,758
Working capital (deficit)(c)	$(1,687,010)		$(1,519,294)		(1,266,857)		n/a		29,354	(26,310)
Total assets	298,587		313,112		347,647		n/a		3,021,674	2,867,218
Total debt(d)	1,741,255		1,602,654		1,390,920		n/a		2,207,130	2,141,113
Owner’s (deficit) equity	(1,672,775)		(1,492,517)		(1,250,187)		n/a		623,379	440,358
Other financial data:
Ratio of earnings to fixed charges(e)	2.1	x	2.7	x	3.3	x	4.0	x	—	0.7	x

	Predecessor				Dex Media East LLC

				Period from	Period from
	Year Ended December 31,			January 1 to	November 9 to	Year Ended
				November 8,	December 31,	December 31,
	1999	2000	2001	2002	2002	2003

Other operational data:
Number of accounts with local advertisers (at period end)	215,294	211,087	205,715	n/a	201,044	197,239
Local advertiser renewal rate	94%	94%	93%	n/a	92%	91%
Number of directories published	153	152	150	n/a	150	147

(a)	Merger-related expenses reflect expenses incurred in connection with Qwest’s acquisition of US WEST, INC., or the “Merger,” including contractual settlements incurred to cancel various commitments no longer deemed necessary as a result of the Merger, severance and employee-related expenses and rebranding expenses.

(b)	Impairment charges reflect capitalized software costs that were written off as certain internal software projects were discontinued.

(c)	Working capital is defined as current assets less current liabilities. For the Predecessor periods, working capital includes cash and short-term borrowings from affiliates that were not acquired or assumed by Dex Media East from its Predecessor. These short-term borrowings were eliminated after the consummation of the transactions related to the acquisition of Dex East. The following table summarizes the effects of these items on adjusted net working capital for the Predecessor periods indicated:

	Predecessor Year Ended December 31,

	1999	2000	2001

(Dollars in thousands)
Working capital (deficit)	$(1,687,010)	$(1,519,294)	$(1,266,857)
Adjustments to working capital:
Cash and cash equivalents	—	—	(54,825)
Short term borrowings	1,741,255	1,602,654	1,390,920

Working capital, excluding cash and short-term borrowings	$54,245	$83,360	$69,238

Working capital, excluding cash and short-term borrowings is included in this annual report to provide additional information with respect to the working capital of Dex Media East, as it excludes cash and short term borrowings that were not acquired by Dex Media East from its Predecessor. Working capital, excluding cash and short-term borrowings is not calculated under generally accepted accounting principles, or “GAAP,” and should not be considered in isolation or as a substitute for working capital prepared in accordance with GAAP. In addition, working capital, excluding cash and short-term borrowings as presented is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

(d)	For the Predecessor periods, total debt consists of that portion of a Qwest Dex line of credit borrowing arrangement with an affiliate of Qwest which was apportioned to the Predecessor. For the Successor period ended December 31, 2002, total debt includes $40.5 million of current maturities.

(e)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose, earnings include pre-tax income from continuing operations and fixed charges include interest, whether expensed or capitalized, and an estimate of interest within rental expense. For the period from November 9, 2002 to December 31, 2002, earnings were inadequate to cover fixed charges. The deficiency was $47.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Background

      The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to the consummation of the acquisition of Dex East on November 8, 2002 (the “Acquisition”).

      We have operated as a stand-alone company since the Acquisition. The Acquisition has been accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to Dex Media East’s balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date. For purposes of comparison and analysis in this annual report, we have provided the combined results of the Successor Period and Predecessor Period (together the “Combined Year 2002”) which include the effects of purchase accounting, to provide additional financial information about our results, which we believe is important to a reader’s understanding of Dex Media East’s future operations due to the Acquisition. This presentation is not in accordance with generally accepted accounting principles due to the change in basis of our assets that resulted from the Acquisition.

      The discussion and analysis of historical Predecessor periods does not reflect the significant impact that the Acquisition has had on us, including significantly increased leverage and liquidity requirements. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1 — “Business — Risk Factors.” Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with the section entitled Item 1 — “Business — Risk Factors,” Item 6 — “Selected Historical Financial Data,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the consolidated financial statements and related notes thereto included elsewhere in this annual report.

Our Business

      We are the largest directory publisher in the Dex East States and the sixth largest directory publisher in the U.S. In 2003 we published 147 directories and distributed approximately 20 million copies of these directories to business and residential consumers in the Dex East States. We also provide related services, including an Internet-based directory and direct marketing services. For the year ended December 31, 2003 we generated $668.8 million in revenue. Excluding the effects of purchase accounting adjustments to deferred revenue which totaled $44.4 million, our revenue for the year ended December 31, 2003 would have been $713.2 million. Approximately 97% of our total revenue, excluding the effects of purchase accounting, for the year ended December 31, 2003 was generated from the publication of directories. Approximately 96% of the directory services revenue for this period came from the sale of advertising in our yellow pages directories and 4% of the revenue came from the sale of advertising in our white pages directories.

Stand-Alone Company

      Our Predecessor historically operated as the directory business of Qwest Dex in the Dex East States and not as a stand-alone company. The combined financial statements included in this annual report for periods prior to the November 8, 2002 (the “Predecessor Financial Statements”) have been derived from the historical financial statements of Qwest Dex and include the activities of Qwest Dex for business conducted in the Dex East States prior to the Acquisition. To prepare the Predecessor Financial Statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenue and expenses of Qwest Dex to either Dex East or Dex West. Whenever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate. Substantially all of the Predecessor’s revenue and cost of revenue have been directly assigned on a directory-by-directory basis. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on revenue and/or cost causative relationships to the account balance being apportioned. These specific identifications, assignments and apportionments are believed to be reasonable; however, the resulting amounts could differ from amounts that would have been determined if the Predecessor had operated on a stand-alone basis. Note 3(u) to our consolidated financial statements included in this annual report sets forth additional information regarding such identifications, assignments and apportionments. Because of the Predecessor’s relationship with Qwest Dex as well as Qwest and its other affiliates, the Predecessor’s historical results of operations and cash flows are not necessarily indicative of what they would have been had the Predecessor operated without the shared resources of Qwest and its affiliates. Accordingly, the combined statements for periods prior to November 8, 2002 are not indicative of our future results of operations and cash flows.

      Historically, the Predecessor reimbursed Qwest for services it and its affiliates provided to Dex East based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs (“FDC”). FDCs include costs associated with employees of Qwest or Qwest affiliates that are entirely dedicated to functions within Qwest Dex, many of whom became our employees upon consummation of the Acquisition. Such fully distributed employee costs were paid by Qwest Dex through shared payroll and benefit systems as incurred. Other affiliate service costs were paid by Qwest Dex based upon presentation of periodic billings from Qwest or affiliates of Qwest. For more detail regarding how the Predecessor historically reimbursed Qwest for services Qwest and its affiliates provided to the Predecessor, see Note 16 to our consolidated financial statements included in this annual report. The allocation methodologies are consistent with the guidelines established for Qwest reporting to federal and state regulatory bodies. The historical costs for services provided to the Predecessor by Qwest affiliates may not necessarily reflect the expenses that we will incur as an independent entity.

      After the Acquisition, Qwest and Qwest LEC continued to provide certain services to us that they had historically provided to the Predecessor, including but not limited to support services relating to information technology services and payroll services, pursuant to a transition services agreement. We have terminated the transition services agreement with Qwest and Qwest LEC as of December 31, 2003 with services provided internally or through arrangements with third parties.

Our Strategy

      Our strategy is centered on building relationships with our major customer groups: small and medium-sized local business and national companies doing business in the Dex East States. We plan to continue to build our knowledge of their businesses and develop value-added content from that knowledge that can be distributed to our customers in a variety of forms. Currently, the primary method of distribution is our print yellow page directories, which represents 97% of our total revenue. We also use the Internet and CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance product offerings such as bundled print and Internet.

      One of our strengths is being the incumbent in the Dex East States. In the Dex East States, we enjoy all of the competitive advantages of incumbency. Our strategy is to continue concentrating on these geographic areas, while not precluding select opportunities in strategic areas outside of the Dex East States. We may look at acquisitions that would enhance our market position within the Dex East States or in strategic areas outside of the Dex East States.

      Maximizing the utility of our content is an important aspect of our overall strategy. To accomplish this, we plan to continue: innovating new products such as advertising on book spines, covers and tabs; expanding on market segmentation such as bilingual directories in select markets; and enhancing our distribution platforms. In addition, we plan to continue to evaluate our related businesses, such as direct marketing, based on the utility of these product offerings to our advertisers.

      Now that we are a stand-alone company, our strategy is to focus on improving our infrastructure in order to achieve a more efficient cost structure and improve revenue opportunities in the long-term. In 2004, we expect to replace our entire production system with Amdocs technology in a phased deployment.

Results of Operations

Overview

Revenue

      We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory and direct marketing services. Growth in directory services revenue is affected by several factors, including changes in advertising customers, changes in the pricing of advertising, changes in the quantity of advertising purchased per customer and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were lower than they would have been had the Acquisition not occurred because the Acquisition has been accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and deferred directory costs associated with the directories published and distributed prior to the Acquisition were not carried over to our balance sheet at the time of purchase. The effect of this accounting treatment was to reduce revenue and related costs that would have otherwise been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to 2003. This purchase accounting adjustment is non-recurring and has no impact on cash flows.

      Our consolidated financial statements included in this annual report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. In 2003, we determined that the 12-month lives of five directories published in December 2002 would be extended. These five directories were published in January 2004. These extensions were made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months, thereafter. The change in estimated directory life is not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting.

      We enter into transactions where our products and services are promoted by a customer and, in exchange, we carry that customer’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.”

      In certain cases, we enter into agreements with customers that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

      As part of the Advertising Commitment Agreement dated September 9, 2003 between Qwest and us, Qwest agreed to purchase from us and Dex Media West, under a take-or-pay arrangement, a minimum of $20.0 million annually in advertising services over a 15-year period beginning with the date of the acquisition of Dex East on November 8, 2002. If Qwest purchases more than $20.0 million of advertising in any one year pursuant to such agreement, up to $5.0 million of the excess would be carried over to the subsequent year’s minimum advertising purchase commitment. In addition, as part of the agreement, we agreed to allocate $2.9 million of advertising purchased in 2002 to the 2003 advertising purchase commitment. Supplementally, we and Dex Media West agreed to allocate the cash received under the take-or-pay arrangement at 42% and 58%, respectively.

Cost of Revenue

      We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to CMRs, which act as our channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

General and Administrative Expense

      Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, customer billing, corporate management and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services that were shared among Qwest affiliates, including real estate, information technologies, finance and human resources. However, since we have terminated the transition services agreements with Qwest and Qwest LEC as of December 31, 2003, we now incur these costs directly. Our general and administrative expense has increased as a stand-alone company and may continue to increase as we complete our transition to a stand-alone company.

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

Items Affecting Comparability Between Periods

      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were approximately $85.9 million and $22.2 million lower, respectively, than our revenue and cost of revenue would have been if we had not consummated the Acquisition, because the Acquisition is accounted for under the purchase method of accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to the balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting will not affect our revenue and directory costs in periods subsequent to the twelve-month period following the Acquisition. This purchase accounting adjustment is non-recurring and has no historical or future cash impact.

      Dex East financial information for the period prior to the consummation of the Acquisition on November 8, 2002 reflects a historic basis of accounting. Financial information for the period subsequent to the consummation of the Acquisition reflects a purchase accounting basis of accounting. As a result of the differing bases of accounting, the financial information for these respective periods are not comparable.

      Upon the consummation of the Dex East Acquisition, we became a stand-alone company. Operating as a separate entity from Qwest would have increased our costs for the Predecessor Period and the year ended December 31, 2001. In addition, we have incurred incremental pension and benefit costs as a stand-alone entity. The increase in pension costs result from the elimination of pension credits included in Dex East’s historical results related to Qwest’s over-funded pension plan from which Dex Media East will no longer benefit. Additionally, Dex Media East is expected to incur increased employee benefit costs incurred due to separation from Qwest’s larger employee base. Other additional incremental costs relate primarily to post-retirement pension and other post-employment medical benefits, and to employee medical insurance and other employee related benefits. We have incurred certain stand-alone costs in connection with operating as a separate entity from Qwest. Future stand-alone costs incurred are unpredictable due to various factors. In addition, we pay an annual management fee of $2.0 million to the sponsors. Furthermore, an aggregate of approximately $0.3 million of these management fees are reflected in our historical financial data for the period from November 9, 2002 to December 31, 2002.

      Historically, we have been included in the consolidated federal income tax returns filed by Qwest. Our Predecessor had an informal agreement with Qwest pursuant to which we were required to compute our provision for income taxes on a separate return basis and pay to, or receive from, Qwest the separate U.S. federal income tax return liability or benefit so computed, if any. For federal income tax purposes, the Acquisition is treated as an asset purchase and we generally have a tax basis in the acquired assets equal to the purchase price. As a result, for tax purposes, we will be able to depreciate assets, primarily intangibles, with a higher tax basis after the consummation of the Acquisition. These step-ups in tax basis for intangibles, which will be amortized over 15 years, should significantly reduce our cash taxes over that period.

      In connection with the Acquisition, we incurred substantial indebtedness. As a result, we incur significant interest expense and we have significant repayment obligations. The interest expense relating to this debt adversely affects our net income.

Results of Operations

Year ended December 31, 2003 compared to the combined Successor Period and Predecessor Period in 2002.

      For purposes of comparison and analysis of the year ended December 31, 2003 to the year ended December 31, 2002, the Successor Period from November 9 to December 31, 2002, has been combined with the Predecessor Period from January 1 to November 8, 2002 (the “Combined Year 2002”). Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, this presentation is not in accordance with generally accepted accounting principles due to the change in basis of our assets that resulted from the Acquisition.

	Dex Media East LLC		Predecessor

		Period from	Period from
	Year Ended	November 9 to	January 1 to
	December 31,	December 31,	November 8,	Combined Year
	2003	2002	2002	2002	$ Change	% Change

(Dollars in thousands)
Revenue:
Local directory services	$565,894	$54,988	$481,414	$536,402	$29,492	5.5%
National directory services	84,117	1,587	93,489	95,076	(10,959)	(11.5)%

Total directory services	650,011	56,575	574,903	631,478	18,533	2.9%
Other revenue	18,764	1,522	14,993	16,515	2,249	13.6%

Total revenue	668,775	58,097	589,896	647,993	20,782	3.2%
Cost of revenue	201,672	19,906	177,360	197,266	4,406	2.2%

Gross profit	467,103	38,191	412,536	450,727	16,376	3.6%
Gross margin	69.8%	65.7%	69.9%	69.6%
General and administrative expense, including bad debt expense	$101,164	$20,502	$49,606	$70,108	$31,056	44.3%

Revenue

      Total revenue increased by $20.8 million or 3.2%, to $668.8 million for the year ended December 31, 2003 from $648.0 million for the Combined Year 2002. The effects of purchase accounting for deferred revenue totaled $44.4 million and $41.5 million for the year ended December 31, 2003 and the period from November 9 to December 31, 2002, respectively. Excluding the effects of purchase accounting in each year, total revenue would have been $713.2 million, a $23.7 million, or 3.4% increase from $689.5 million in the Combined Year 2002. Total revenue, excluding the effects of purchase accounting, included $694.4 million in directory services revenue and $18.8 million in revenue for all other products. The increase in total revenue, excluding the effects of purchase accounting, is substantially due to increases in local directory services revenue and revenue from national advertisers, as discussed below.

      Total directory services revenue, which consists of local and national directory services revenue, increased $18.5 million, or 2.9% to $650.0 million for the year ended December 31, 2003 from $631.5 million for the Combined Year 2002. Excluding the effects of purchase accounting in each year, total directory services revenue increased by $21.4 million, or 3.2%, to $694.4 million for the year ended December 31, 2003 from $673.0 million in the Combined Year 2002.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include customer retention, additions and disconnects, the size of advertisements purchased and premium features purchased. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of publication. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable customer retention, contributed to our increased directory services revenue.

      Local directory services revenue increased $29.5 million, or 5.5% to $565.9 million for the year ended December 31, 2003 compared to $536.4 million for the Combined Year 2002. The effects of purchase accounting on local directory services revenue totaled $13.4 million and $27.1 million for the year ended December 31, 2003 and the period from November 9 to December 31, 2002, respectively. Excluding the effects of purchase accounting in each year, local directory services revenue increased by $15.8 million, or 2.8% to $579.3 million for the year ended December 31, 2003 from $563.5 million for the Combined Year 2002. Local directory services revenue, excluding the effects of purchase accounting in each year, accounted for 81.2% and 81.7% of revenue for the year ended December 31, 2003 and the Combined Year 2002, respectively.

      Revenue from national advertisers, including Qwest, decreased $11.0 million, or 11.5%, to $84.1 million for the year ended December 31, 2003, as compared to $95.1 million for the Combined Year 2002. The effects of purchase accounting on revenue from national advertisers totaled $31.0 million and $14.4 million for the year ended December 31, 2003 and for the period from November 9 to December 31, 2002, respectively. Excluding the effects of purchase accounting in each year, revenue from national advertisers, including Qwest, increased $5.6 million, or 5.1% to $115.1 million for the year ended December 31, 2003 compared to $109.5 million for the Combined Year 2002. Revenue from national advertisers, including Qwest, excluding the effects of purchase accounting in each year, accounted for 16.1% of revenue for the year ended December 31, 2003 as compared to 15.9% for the Combined Year 2002.

      Other revenue increased by $2.2 million, or 13.6%, to $18.8 million for the year ended December 31, 2003 from $16.5 million for the Combined Year 2002.

Cost of revenue

      Cost of revenue recognized increased by $4.4 million to $201.7 million for the year ended December 31, 2003 from $197.3 million for the Combined Year 2002. Cost of revenue recognized reflects reductions to costs related to purchase accounting of $11.6 million and $10.6 million for the year ended December 31, 2003 and the period from November 9 to December 31, 2002, respectively. Excluding the effects of purchase accounting for deferred costs, cost of revenue recognized would have been $213.3 million for the year ended December 31, 2003 compared to $207.9 for the Combined Year 2002. Cost of revenue represented 29.9% of revenue, excluding the effects of purchase accounting, for the year ended December 31, 2003, compared to 30.2% of revenue for the Combined Year 2002.

      For the year ended December 31, 2003 and the Combined Year 2002, we and our Predecessor incurred costs subject to deferral and amortization of $216.8 million and $207.2 million, respectively. Costs subject to deferral and amortization include employee costs, direct costs of publishing, sales commissions, systems costs and other costs.

      Employee costs incurred during the period increased by $8.7 million, or 10.2% to $94.4 million for the year ended December 31, 2003 from $85.7 million in the Combined Year 2002. This increase was primarily a result of increases in the number of employees, higher cost of medical insurance and higher sales commissions and sales incentives paid to employees.

      Direct costs of publishing incurred during the period, which include paper, printing and distribution, were $71.6 million and $76.5 million for the year ended December 31, 2003 and the Combined Year 2002, respectively. The decrease is primarily a result of differences in directory publication schedules between the periods.

      National commissions incurred during the period decreased by $1.2 million, or 5.3%, to $21.3 million for the year ended December 31, 2003 from $22.5 million in the Combined Year 2002.

      System costs increased $4.5 million, or 46.9%, to $14.1 million for the year ended December 31, 2003 from $9.6 million for the Combined Year 2002 as a result of increased technology spending associated with being a stand-alone entity.

      Other cost of revenue incurred during the period, which primarily includes contractor and professional fees and office and facilities expense increased by $2.5 million, or 19.4% to $15.4 million from $12.9 million for the Combined Year 2002.

Gross profit

      Our gross profit was $467.1 million for the year ended December 31, 2003 compared to $450.7 million in the Combined Year 2002. Excluding the effects of purchase accounting in each year, gross profit for the year ended December 31, 2003 would have been $499.9 million compared to $481.6 million for the Combined Year 2002. Gross margin, excluding the effects of purchase accounting, increased to 70.1% for the year ended December 31, 2003 from 69.8% for the Combined Year 2002.

General and administrative expense

      General and administrative expense, excluding depreciation and amortization, increased $31.1 million, or 44.3%, to $101.2 million from $70.1 million in the Combined Year 2002. The increase was primarily due to increases in employee costs, bad debt expense, advertising and professional services and other general and administrative expense associated with operating as a stand-alone company.

      Employee costs increased $25.1 million to $34.8 million for the year ended December 31, 2003 from $9.7 million in the Combined Year 2002 primarily due to increases in salaries and wages and employee benefits of $16.4 million and $8.0 million, respectively. Salaries and wages increased as a result of additional stand-alone costs resulting from operating as a separate entity from Qwest, including additional employees in information technology, finance and human resources. The services related to these stand alone costs were previously provided to our Predecessor by Qwest, and were included in other general and administrative expense in Predecessor periods, as further discussed below. Salary and wages also includes an increase in bonus expense in 2003 compared to the Combined Year 2002. Employee benefits increased due to additional costs related to transitioning to a stand-alone entity including pension and other post-retirement expense of $7.0 million in 2003 compared to pension credits, net of other post-retirement expense, of $1.7 million in 2002.

      Bad debt expense increased $8.5 million, or 48.8%, to $25.8 million for the year ended December 31, 2003 from $17.3 million in the Combined Year 2002 due to the effects of weak local economies and aging receivables. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting in each year, was 3.6% for the year ended December 31, 2003 compared to 2.5% for the Combined Year 2002.

      Advertising increased $8.0 million to $11.7 million for the year ended December 31, 2003 from $3.7 million for the Combined Year 2002 due to efforts to increase customer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting, increased to 1.6% from 0.5% for the year ended December 31, 2003 and the Combined Year 2002, respectively.

      Contractor and professional fees increased $5.3 million, or 37.6%, to $19.4 million for the year ended December 31, 2003 from $14.1 million in the Combined Year 2002. The increase in contracting and professional fees is primarily due to increased spending for consulting and contract labor in connection with transitioning to a stand-alone entity as well as management fees for which there was minimal comparable cost in the Combined Year 2002.

      All other general and administrative expense, decreased $15.8 million to $9.5 million for the year ended December 31, 2003 from $25.3 million for the Combined Year 2002. The Combined Year 2002 includes ten months of allocations from Qwest, including costs for information technology, finance and human resource services. The cost of these services are incurred directly in salaries and wages, advertising and professional fees in 2003.

Amortization of intangibles

      In connection with the Acquisition we recorded significant intangible assets at the date of the Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the year ended December 31, 2003 and the Successor Period, we recognized $214.4 million and $31.8 million, respectively, in amortization expense related to our identifiable intangible assets. There were no comparable expenses in the Predecessor Period.

Interest expense

      We incurred significant indebtedness in connection with the Acquisition. As such, interest expense between the Predecessor Period and the Successor Period is not comparable. We recognized interest expense of $198.3 million and $27.9 million, for the year ended December 31, 2003 and the Successor Period, respectively.

Other expense

      Other expense consists primarily of accrued fees to various financial institutions for financing commitments relating to the acquisition of Dex West. The obligation for such fees was extinguished in connection with the consummation of the Dex West acquisition on September 9, 2003. For the year ended December 31, 2003 and the period from November 9 to December 31, 2002 we recognized $11.7 million and $2.6 million in other expense related to the accrual of such fees.

Income taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of such assets is more likely than not. As of December 31, 2003 we have recorded $48.1 million of deferred income tax assets resulting primarily from net operating loss carryforwards of $85.0 million. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

The combined Successor Period and Predecessor Period in 2002 compared to the year ended December 31, 2001.

      For purposes of comparison and analysis of the year ended December 31, 2002 to the year ended December 31, 2001, the Successor Period from November 9 to December 31, 2002, has been combined with the Predecessor Period from January 1 to November 8, 2002 (the “Combined Year 2002”). Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, this presentation is not in accordance with generally accepted accounting principles due to the change in basis of our assets that resulted from the Acquisition.

	Dex Media East	Predecessor
				Predecessor
	Period from	Period from
	November 9 to	January 1 to		Year Ended
	December 31,	November 8,	Combined Year	December 31,
	2002	2002	2002	2001	$ Change	% Change

(Dollars in thousands)
Revenue:
Local directory services	$54,988	$481,414	$536,402	$540,640	$(4,238)	(0.8)%
National directory services	1,587	93,489	95,076	107,410	(12,334)	(11.5)%

Total directory services	56,575	574,903	631,478	648,050	(16,572)	(2.6)%
Other revenue	1,522	14,993	16,515	18,157	(1,642)	(9.0)%

Total revenue	58,097	589,896	647,993	666,207	(18,214)	(2.7)%
Cost of revenue	19,906	177,360	197,266	209,050	(11,784)	(5.6)%

Gross profit	38,191	412,536	450,727	457,157	(6,430)	(1.4)%
Gross margin	65.7%	69.9%	69.6%	68.6%
General and administrative expense, including bad debt expense	$20,502	$49,606	$70,108	$47,610	$22,498	47.3%

Revenue

      Total revenue decreased by $18.2 million, or 2.7%, to $648.0 million for the Combined Year 2002 from $666.2 million for the year ended December 31, 2001. Excluding the effects of purchase accounting for deferred revenue, which totaled $41.5 million, total revenue for the Combined Year 2002 would have been $689.5 million, a $23.3 million, or 3.5% increase from the year ended December 31, 2001. Total revenue, excluding the effects of purchase accounting, included $673.0 million in directory services revenue and $16.5 million in revenue for all other products. The increase in total revenue, excluding the effects of purchase accounting, is substantially due to increases in local directory services revenue and revenue from national advertisers, discussed below.

      Total directory services revenue, which consists of local and national directory services revenue, decreased $16.6 million, or 2.6% to $631.5 million for the Combined Year 2002 from $648.1 million for the year ended December 31, 2001. Excluding the effects of purchase accounting, total directory services revenue increased by $24.9 million, or 3.8%, to $673.0 million for the Combined Year 2002.

      Local directory services revenue decreased $4.2 million, or 0.8% to $536.4 million for the Combined Year ended December 31, 2002 compared to $540.6 million for year ended December 31, 2001. Local directory services revenue, excluding the effects of purchase accounting which totaled $27.1 million, increased by $22.9 million, or 4.2% to $563.5 million for the Combined Year 2002 from $540.6 million for the year ended December 31, 2001. Local directory services revenue, excluding the effects of purchase accounting, accounted for 81.7% and 81.2% of revenue for the Combined Year 2002 and year ended December 31, 2001, respectively.

      Revenue from national advertisers decreased $12.3 million, or 11.5%, to $95.1 million for the Combined Year 2002, as compared to $107.4 million for the year ended December 31, 2001. Revenue from national advertisers, excluding the effects of purchase accounting which totaled $14.4 million, increased $2.1 million, or 2.0% to $109.5 million for the Combined Year 2002 compared to $107.4 million for the year ended December 31, 2002. Revenue from national advertisers for the year ended December 31, 2002 accounted for 15.9% of revenue, excluding the effects of purchase accounting, as compared to 16.1% for the year ended December 31, 2001.

      Other revenue decreased by $1.6 million, or 9.0%, to $16.5 million for the Combined Year 2002 from $18.2 million for the year ended December 31, 2001.

Cost of Revenue

      Cost of revenue was $197.3 million for the Combined Year 2002 compared to $209.1 million for the year ended December 31, 2001. Excluding the effects of purchase accounting for deferred costs, which totaled $10.6 million for the period from November 9 to December 31, 2002, cost of revenue would have been $207.9 million for the Combined Year 2002. Cost of revenue represented 30.2% of revenue, excluding the effects of purchase accounting, for the Combined Year 2002, compared to 31.4% of revenue for the year ended December 31, 2001.

      For the Combined Year 2002 and the year ended December 31, 2001, we and our Predecessor incurred costs subject to deferral and amortization of $207.2 million and $208.1 million, respectively. Costs subject to deferral and amortization include employee costs, direct costs of publishing, national sales commissions and other costs.

      Employee costs incurred increased by $4.6 million, or 5.7% to $85.7 million for the Combined Year 2002 from $81.1 million for the year ended December 31, 2001. Included in employee costs are salaries and wages which increased $3.7 million, to $71.3 million from $67.6 million for the year ended December 31, 2001. The increase in salaries and wages resulted from annual wage increases and higher commission payments associated with revenue growth.

      Direct costs of publishing incurred during the period, which include paper, printing and distribution decreased $0.8 million, or 1.0% to $76.5 million for the Combined Year 2002 and from $77.3 million for the year ended December 31, 2001, respectively. The decrease was due in part to a reduction in the number of copies printed resulting from increased demand for CD-Rom versions of our directories.

      National commissions decreased $4.6 million, or 17.0% to $22.5 million in the Combined Year 2002 from $27.1 million for the year ended December 31, 2001.

      Other cost of revenue incurred during the period, which include contractor and professional fees, office and facilities expense, systems costs and other expenses, decreased by $0.1 million, or 0.4% to $22.5 million in the combined Year 2002 from $22.6 million for the year ended December 31, 2001.

Gross Profit

      Our gross profit was $450.7 million for the Combined Year 2002 compared to $457.2 million for the year ended December 31, 2001. Excluding the effects of purchase accounting, gross profit for the Combined Year 2002 would have been $481.6 million. Gross margin, excluding the effects of purchase accounting, increased to 69.8% for the Combined Year 2002 from 68.6% for the year ended December 31, 2001.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $22.5 million, or 47.3%, to $70.1 million in the Combined Year 2002 from $47.6 million for the year ended December 31, 2001. The increase was primarily due to increases in benefits and contracting and professional fees.

      Employee costs increased $12.8 million to $9.7 million for the Combined Year 2002 from a credit of $3.1 million for the year ended December 31, 2001. Included in employee costs are employee benefits which increased $11.5 million, to $1.7 million from a credit of $9.8 million for the year ended December 31, 2001. The increase in employee benefits resulted from the incurrence of pension credits of $1.7 million in the Combined Year 2002 compared to pension credits of $9.6 million for 2001.

      Bad debt expense increased $1.3 million, or 7.9%, to $17.3 million for the Combined Year 2002 from $16.1 million for the year ended December 31, 2001. Bad debt expense as a percent of total revenue, excluding the effects of purchase accounting, was 2.5% for the Combined Year 2002 compared to 2.4% for the year ended December 31, 2001.

      Advertising decreased $3.3 million, or 47.1%, to $3.7 million for the Combined Year 2002 from $7.0 million for the year ended December 31, 2001. Advertising as a percent of revenue, excluding the effects of purchase accounting, decreased to 0.5% from 1.1% for the Combined Year 2002 and the year ended December 31, 2001, respectively.

      Contractor and professional fees increased $10.5 million to $14.1 million for the Combined Year 2002 from $3.6 million for the year ended December 31, 2001. The increase resulted primarily from professional fees related to the acquisition of Dex East and increased expenses related to marketing research.

      All other general and administrative expense, increased $1.3 million, or 5.4%, to $25.3 million for the Combined Year 2002 from $24.0 million for the year ended December 31, 2001.

Income Taxes

      SFAS No. 109 requires that we recognize deferred tax assets on net operating losses to the extent realization of such assets is more likely than not. As of December 31, 2002 we have recorded $21.2 million of deferred income tax assets resulting primarily from net operating loss carryforwards of $40.7 million. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources

Overview

      Following the transactions related to the Acquisition of Dex East, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions.

      In connection with the Acquisition, we incurred $1,280 million of borrowings under our credit facilities and $975.0 million of indebtedness with the issuance of the outstanding notes. In connection with the acquisition in September 2003, of Dex West by Dex Media, our indirect parent, we borrowed an additional $160.0 million under our credit facilities. As of December 31, 2003, we had outstanding $2,141.1 million in aggregate indebtedness. As a result, our liquidity requirements have significantly increased due to increased debt service obligations.

      Our credit facilities consist of a revolving credit facility and term loan facilities. The revolving credit facility expiring in November 2008 is comprised of total principal of up to $100.0 million available for general corporate purposes, subject to certain conditions. The term loan facilities consist of a Tranche A term loan facility and a Tranche B term loan facility. The Tranche A term loan facility and Tranche B term loan facility mature in November 2008 and May 2009, respectively.

      Our credit facilities bear interest, at our option, at either:

•	a base rate used by JPMorgan Chase Bank, plus an applicable margin; or

•	a eurocurrency rate on deposits for one, two, three or six-month periods (or nine or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin.

      The applicable margins on loans under our revolving credit facility and the Tranche A term loan facility and the Tranche B term loan facility are subject to change depending on our leverage ratio. In addition to paying interest on outstanding principal amounts under our credit facilities, we are required to pay an annual commitment fee of 0.5% to the lenders for the unused commitments under our revolving credit facility. The commitment fee is payable quarterly in arrears and is subject to change depending on our leverage ratio.

      On November 10, 2003, we restructured our credit facilities to replace the Tranche B Euro denominated term loan facility with a larger Tranche B U.S. dollar denominated term loan facility. Through this restructuring, we eliminated the currency risk exposure in our credit facilities and terminated the cross currency swap that had been in place since November 2002. In conjunction with the restructuring, the applicable margins on loans under the revolving credit facility, Tranche A term loan facility and Tranche B term loan facility have been reduced. Consequently, the interest expense and liquidity needs associated with the credit facilities will decrease in the future even when the floating interest rate remains unchanged from the current level. Assuming the December 31, 2003 balance of $1,166.1 million had been in place since January 1, 2003, our interest expense for the year ended December 31, 2003 would have been approximately $10.3 million lower.

      Our credit facilities contain negative and affirmative covenants and requirements affecting us and domestic subsidiaries that we create or acquire, with certain exceptions set forth in our credit agreement. Our credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens, sale-leaseback transactions, incurrence of debt, payment of dividends and other restricted junior payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, changes in fiscal year, restrictive agreements with subsidiaries, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and inter-company indebtedness. Our credit facilities also require us to meet certain financial covenants, including leverage ratios, an interest coverage ratio and a fixed charges coverage ratio.

      We entered into a billing and collection services agreement with Qwest LEC upon the consummation of the Acquisition. Under this agreement, Qwest LEC will continue until November 7, 2004 subject to renewal, to bill and collect, on our behalf, amounts owed by customers, that are also Qwest local telephone customers, for our directory services. In 2003, Qwest LEC billed approximately 43% of our revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 57% directly. Qwest LEC bills the customer on the same billing statement on which it bills the customer for local telephone service. In connection with the Acquisition, we developed and continue to maintain the ability to transition from the Qwest LEC billing and collection system to our own billing and collection system, for those customers billed by Qwest, within approximately two weeks should we choose to do so.

      Historically, our principal source of liquidity has been cash flow generated from operations. Prior to the consummation of the Acquisition, Dex East’s primary liquidity requirements were for debt service on that portion of a Qwest Dex line of credit borrowing arrangement with an affiliate of Qwest which was apportioned to them, debt service on $750.0 million of debt issued by Qwest Dex, dividends to Qwest, income tax payments to Qwest to reflect their portion of the estimated tax liability of Qwest Dex as well as capital expenditures and working capital. Dex East historically generated sufficient cash flow to fund its operations and investments and to make payments to Qwest.

Sources of Liquidity

      Net cash provided by operations was $209.5 million for the year ended December 31, 2003, and $77.4 million for the Successor Period. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

      Net cash used for investing activities was $11.7 million and $2,804 million for the year ended December 31, 2003 and the Successor Period, respectively. The principal use of cash flows for investing activities for the year ended December 31, 2003 was for capitalized software and property, plant and equipment purchases. These were offset by proceeds related to the disposition of our investment in a partnership interest held by Dex Media International Inc. (formerly LCI International Inc.). The principal use of cash flows for investing activities for the Successor Period was the $2,754 million purchase price and the payment of fees related to the Acquisition.

      Net cash used for financing activities was $232.6 million and $2,764 million for the year ended December 31, 2003 and for the Successor Period, respectively. The principal uses of cash flows from financing activities for the year ended December 31, 2003 were $230.1 million of net repayments on long-term borrowings. Additionally, sources of cash related to financing activities came from proceeds from issuance of long term debt and owner contributions, totaling $210.0 million, obtained in relation to the consummation of the Dex West Acquisition by Dex Media in September of 2003. In connection with the same transactions the Company distributed $210.0 million to Dex Media for their use in the Dex West Acquisition and $4.1 million for the financing costs for parent company debt. The principal source of cash flows from financing activities for the Successor Period were proceeds from issuance of long-term debt and owner contributions totaling $2,910 million.

      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend to a large extent on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs for at least the next 12 months.

      We cannot ensure, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under the note indentures and credit agreement prohibit us from commingling the funds of Dex Media West with ours. They also prohibit us from borrowing any funds from Dex Media West. Despite the restrictive covenants under the note indentures and credit agreement limiting our ability to incur additional indebtedness and dispose of our assets, we have multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i. Cash from operating cash flow.

ii. Up to $99.1 million of the revolving facility available to us as of December 31, 2003.

iii. Other unsecured indebtedness which we may incur up to an aggregate principal amount of $50 million.

iv. We may sell, or dispose of assets up to $10 million annually, subject to an aggregate amount of $20 million.

v. The proceeds from any debt issuance, which we may use as long as our leverage ratio is at or below 4.0 to 1.0.

vi. We may use the proceeds from any equity offering as follows: a) 50%, if leverage ratio is above 4.0 to 1.0 or b) 100%, if our leverage ratio is at or below 4.0 to 1.0.

      The credit agreement and indentures of the senior notes and senior subordinated notes permit us to pursue the option of financing our capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $30.0 million at any time. As of December 31, 2003, the outstanding balance of capital leases was $0.6 million.

      Our access to liquidity will improve significantly when our leverage ratio drops below 4.0 to 1.0. The leverage ratio can be improved by reducing our debt level or increasing the amount of EBITDA. When our leverage ratio is under 4.0 to 1.0, we may retain any proceeds from debt or equity issuances for any business purpose, except for optional repayment of non-credit facility related debt with equity proceeds. If we use equity proceeds to repay optionally a cumulative amount of non-credit facility related debt in excess of $20.0 million, we are required to repay equal amounts of debt under our term facilities with the proceeds from the same equity issuances.

Uses of Liquidity

      We expect that our primary liquidity requirements will be for debt service on our credit facilities and notes, capital expenditures and working capital. During 2003, we used cash generated from operations in excess of liquidity requirements to make optional repayments under our credit facilities.

      Our capital expenditure requirements over the last three years (including the combined Predecessor Period and Successor Period) averaged approximately $18.1 million per year, or 2.6% of average total revenue, excluding the effects of purchase accounting. Over the next twelve months, a significant portion of our capital expenditures will be spent on software development and implementation including the replacement of our production system with technology from Amdocs.

      The following table sets forth, as of December 31, 2003, debt, lease and employment agreement obligations for the next several years:

						2009 and
	2004	2005	2006	2007	2008	Thereafter	Total

	(Dollars in thousands)
Debt/ Lease Obligations:
Long-Term Debt	$50,845	$121,306	$153,999	$160,538	$423,689	$1,230,736	$2,141,113
Operating Leases	7,248	6,341	6,118	5,463	4,073	5,159	34,402
Capital Leases	381	392	192	10	—	—	975
Employment Agreements(1)	1,432	1,199	47	—	—	—	2,678

Total Debt, Lease and Employment Agreement Obligations	$59,906	$129,238	$160,356	$166,011	$427,762	$1,235,895	$2,179,168

(1)	The amounts set forth above represent the amount of base salary payable to the executives during the initial term of employment assuming that all such executives remain employed by us until the end of the initial term. The costs of base salary for certain such executives are currently allocated between us and Dex Media West and our allocated portion is included above. For additional information regarding the employment agreements of certain of our senior executive officers, please see “Executive Compensation — Employment Agreements.”

      We made optional repayments in an aggregate principal amount of $230.1 million under our credit facilities in 2003 using the excess cash flow generated from operations. As a result of the repayments and the fixed interest rate swaps that we entered into in 2002, our debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes and senior subordinated notes, is comprised of 62.8% fixed rate debt and 37.2% floating rate debt as of December 31, 2003. Mandatory repayments or optional repayments under the credit facilities in the future will cause the percentage of fixed rate debt in our debt portfolio to increase. As our fixed rate debt as a percentage of our total debt increases the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities has significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of our portfolio will also increase.

      The Tranche A and Tranche B of our term loan credit facilities have scheduled quarterly principal repayments that began September 30, 2003 and continue until the maturity dates of the facilities. Any optional prepayment is applied to reduce the subsequent scheduled repayments of each tranche, in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made in 2003, the required quarterly payments for each tranche in the period from September 30, 2003 to June 30, 2004 have been reduced to zero. The first mandatory repayment is now due on September 30, 2004.

      On November 10, 2003, our indirect parent, Dex Media, issued $500.0 million of 8% Notes due 2013 and $389.0 million of 9% Discount Notes due 2013 for gross proceeds of $750.2 million. The gross proceeds of

$750.2 million were paid by Dex Media as a distribution to its parent. These notes are expected to be serviced and repaid from distributions to Dex Media from us and our affiliate, Dex Media West, subject in each case to restrictions contained in our respective debt agreements. Accordingly, our cash requirements will increase in May 2009 when cash interest becomes payable on Dex Media’s 9% Discount Notes.

      Dex Media has no operations of its own and derives all of its cash flow and liquidity from its subsidiaries. It depends on the earnings and the distribution of funds from us and Dex Media West to meet its business needs. Although we are not obligated to make funds available to Dex Media for any purpose, we are expected to make cash distributions of $8.4 million to Dex Media semi-annually to service its cash interest obligations on the 8% Notes due 2013, subject to certain covenant requirements under the note indentures and the credit agreement. Particularly, our indentures relating to the senior notes and the senior subordinated notes prohibit us from distributing funds to Dex Media if the amount of such distribution, together with all other restricted payments made since November 8, 2002 would exceed the sum of an amount calculated pursuant to a formula taking into account, among other things, the amount of adjusted consolidated net income accrued by us since January 1, 2003. Although the terms of our credit facilities permit us to pay cash distributions to Dex Media in an amount not to exceed 42% of the regularly scheduled interest payments on $250.0 million of the $500.0 million of 8% Notes due 2013, we must meet an interest coverage ratio for the four consecutive fiscal quarters prior to the payment of the distribution to Dex Media to cover our 42% portion of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% Notes due 2013.

      On February 11, 2004, our indirect parent, Dex Media, issued another $361.0 million of 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $250.5 million were paid by Dex Media as a distribution to its parent. These discount notes defer interest until May 2009 at which time we, along with our affiliate, Dex Media West, will be expected to service and repay this debt in the form of distributions to Dex Media, subject in each case to restrictions contained in our respective debt agreements.

Material Trends, Known Facts and Uncertainties

Advertising Revenue

      Directory services revenue is our most significant source of revenue. Competition from other yellow pages publishers and other local media such as newspapers, broadcasters, direct marketing, magazines, web sites, etc. affects our ability to attract and retain advertisers and to increase advertising rates. Although our revenue generally does not fluctuate widely with economic cycles, a prolonged national or regional economic recession could have a material adverse effect on our business.

Local Advertisers

      Approximately 81% of our revenue, excluding the effects of purchase accounting, comes from the sale of advertising to local businesses, which are generally small and medium-sized enterprises. Small and medium-sized businesses tend to have fewer financial resources and higher rates of failure than do larger businesses. Although many small and medium-sized businesses do not consider their yellow pages ad a discretionary business expense, national and local economic conditions can affect the levels of advertising, particularly in our large metro markets.

Paper Prices

      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon and Norske. Prices under the two agreements with these vendors are negotiated each year based on prevailing market rates, which have been declining. However, a significant increase in paper prices could adversely impact our results.

Stand-Alone Costs

      Historically, the Predecessor reimbursed Qwest for services Qwest and its affiliates provided to Dex East based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs

(“FDC”). The historical costs for services provided to the Predecessor by Qwest affiliates do not reflect the expenses that we will incur as a stand-alone entity. As of December 31, 2003, we have completed the replacement of the services provided by Qwest and Qwest LEC with services provided internally or through arrangements with third parties. There can be no assurance that the costs we incur on a stand-alone basis will be comparable to historical costs for services previously provided by Qwest and its affiliates.

Usage

      Based on industry sources, overall usage of printed yellow pages directories in the U.S. and in the Dex East States has declined over the past five years with the exception of 2003. Several factors, including the publication of competing directories and the increased usage of Internet-based directories, could cause usage of our printed directories to continue to decline. Any declines in usage could limit our ability to maintain or increase our advertising prices, cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases and discourage businesses that do not purchase advertising in our yellow pages directories from doing so. Any of these factors could affect our revenue and have a material adverse effect on our business.

On-Line Migration

      Although we remain primarily focused on our printed directories, we also market an Internet-based directory service, DexOnline.com (formerly Qwestdex.com), to our advertisers. We view our Internet-based directory as a complement to our print product rather than as a stand-alone business. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory. We also believe that increased usage of Internet-based directories will continue to support overall usage and advertising rates in the U.S. directory advertising industry and could provide us with growth in advertisements. However, if we cannot provide services over the Internet successfully or compete successfully with other Internet-based directory services, our business would be negatively impacted.

Reduction of Bond Ratings

      In anticipation of the $361.0 million of 9% Discount Notes due 2013 issued on February 11, 2004 by our indirect parent, Dex Media, Moody’s Investor Service downgraded the credit ratings of our credit facilities, senior notes and senior subordinated notes by one notch while Standard and Poors maintained a negative outlook on our credit ratings. The rating downgrade does not have any immediate impact on our financing costs. If we issue new debt or refinance our existing debt in the future, the downgrade may result in higher interest costs.

Competition

      The U.S. directory advertising industry is competitive. There are a number of independent directory publishers and local exchange carriers with which we compete in one or more of the Dex East States. Through our Internet-based directory, we compete with these publishers and with other Internet sites providing classified directory information. In addition, we compete against other forms of media, including newspapers, radio, television, the Internet, billboards and direct mail, for business and professional advertising. If we are not able to compete effectively with these companies, some of which may have greater resources than we do, our operating results may be negatively impacted.

      The foregoing list of factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by us.

      We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

      We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The effect and any associated risks related to these policies and estimates on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies and estimates affect our reported and expected financial results.

Revenue Recognition

      The sale of advertising in printed directories published by us is our primary source of revenue. We recognize revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. Our directories are initially published with an estimated 12-month useful life, although we may revise the estimate of a directory life subsequent to its publication in order to better manage customer and production workflow as it relates to other directories published in the same period. Because we generally have the right to bill and collect revenue related to the extension of directory publishing dates, a revision in the estimated life of a given directory should not have a significant impact on our results of operations or cash flows.

Cost of Revenue

      Direct costs related to the sales, production and distribution of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery. Direct costs include sales commissions, graphics costs and the costs of printing, publishing and distribution. Revisions in the estimated useful lives of directories after their initial publication may cause the acceleration or deceleration of cost recognition related to the amortization of deferred directory costs. Although we cannot predict the extent such changes could have on future cost recognition, the movement of book publishing dates has historically had a minimal impact on cost recognition between periods.

Allowance for Doubtful Accounts and Bad Debt Expense

      We periodically make judgments regarding the collectibility of outstanding receivables and provide appropriate allowances when collectibility becomes doubtful. Although we believe our allowance for doubtful accounts adequately reflects that portion of our receivables that are uncollectible, we may revise our estimates in future periods based upon new circumstances and such revisions may be material.

Income Taxes

      It is our determination that it is more likely than not that we will utilize our deferred tax assets before the expiration of the net operating loss carryforward periods. This determination is based upon our estimation of projected book and taxable income and expense over the next several years. To the extent our projections vary significantly from actual results, a portion of our deferred tax benefits may not be realizable, resulting in a charge to income tax expense.

Basis of Allocation for Predecessor Periods

      In order to divide the Qwest Dex combined financial statements between Dex East and Dex West, it was necessary for management of Qwest Dex to make certain assignments and apportionments. Wherever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate. A substantial portion of the Predecessor’s revenue and cost of revenue have been directly assigned on a directory-by-directory basis. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on revenue and/or cost causative relationships to the account balance being apportioned. Expense accounts subject to apportionment primarily consisted of overhead costs and related items that have historically been shared with Qwest Dex.

      We believe that such specific identifications, assignments and apportionments are reasonable; however, the resulting amounts could differ from amounts that would have been determined if Dex East and Dex West operated on a stand-alone basis. Because of Dex East’s and Dex West’s relationship with Qwest Dex, as well as Qwest and its other affiliates, the revenue and expenses are not necessarily indicative of what they would have been had Dex East and Dex West operated without the shared resources of Qwest and its affiliates. Accordingly, the Predecessor’s combined financial statements are not necessarily indicative of future results of operations.

Disclosure Regarding Forward-Looking Statements

      This annual report contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt

      As of December 31, 2003, we had a total outstanding debt balance of $2,141.1 million comprising of $1,166.1 million of variable rate debt drawn under the secured credit facilities, $450.0 million of senior notes and $525.0 million of senior subordinated notes. The credit facilities were made up of $585.3 million of Tranche A Term Loan maturing in November 2008 and $580.8 million of Tranche B Term Loan maturing in May 2009. Due to the variable rate characteristics of the credit facilities, the carrying amounts of Tranche A Term Loan and Tranche B Term Loan approximated fair values.

      The $450.0 million unsecured senior notes bearing a fixed interest rate of 9.875% matures in November 2009. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $515.3 million at December 31, 2003.

      The $525.0 million unsecured senior subordinated notes bearing a fixed interest rate of 12.125% matures in November 2012. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $645.8 million at December 31, 2003. (Please refer to Note 8 in the accompanying consolidated financial statements for details on the required annual principal prepayments on long-term debt).

Interest Rate Risk

      As of December 31, 2003, we had no debt outstanding under our revolving credit facility (although approximately $1 million was committed under a stand-by letter of credit), $585.3 million of debt outstanding under our Tranche A term loan facility and $580.8 million of debt outstanding under our Tranche B term loan facility. Our revolving credit facility and each of our term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. We have hedged a portion of our interest rate risk. All of our interest rate swap agreements became effective May 8, 2003, have an aggregate notional amount of $370.0 million, have applicable fixed rates ranging from 2.354% to 4.085% and expire in various terms ranging from two and a half to five and a half years. The notional amount of our interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in May 2005. Assuming we had incurred this level of borrowings, excluding the amounts covered under our interest rate swap agreements, on January 1, 2003 at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, our interest expense for the year ended December 31, 2003 would have increased by $8.1 million. We will not use any financial derivative instruments for speculative purposes.

Foreign Currency Exchange Risk

      On November 10, 2003, we restructured our credit facilities to replace the Euro-denominated portion of our tranche B term loan facility with a larger US dollar denominated tranche B term loan facility. In connection with this restructuring, we eliminated the currency risk exposure in the tranche B term loan facility and terminated the cross currency swap that had been in place since November 2002. We have realized a total, after-tax gain of $3.1 million from this cross-currency swap since its inception.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Reports	47
Consolidated Balance Sheets at December 31, 2003 and 2002	49
Consolidated Statements of Operations for the year ended December 31, 2003, for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002 and for the year ended December 31, 2001	50
Consolidated Statements of Cash Flows for the year ended December 31, 2003, for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002 and for the year ended December 31, 2001	51
Consolidated Statements of Changes in Owner’s Equity for the year ended December 31, 2003, for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002 and for the year ended December 31, 2001	52
Notes to Consolidated Financial Statements	53

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Dex Media, Inc.:

      We have audited the accompanying consolidated balance sheets of Dex Media East LLC (an indirect wholly-owned subsidiary of Dex Media, Inc.) and subsidiaries (Successor) as of December 31, 2003 and 2002, and the consolidated statements of operations, changes in owner equity, and cash flows for the year ended December 31, 2003, and for the period from November 9, 2002 to December 31, 2002 (Successor Period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dex Media East LLC and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and for the Successor Period in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1(a) to the consolidated financial statements, effective November 8, 2002, Dex Media East LLC acquired from Qwest Communications International, Inc. the operations of Qwest Dex Holdings, Inc. and subsidiary in the states of Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, and South Dakota (Dex East). As a result of the acquisition, the consolidated financial information of Dex Media East LLC for the periods after the acquisition are presented on a different cost basis than that of Dex East for the periods before the acquisition and, therefore, is not comparable.

KPMG LLP

Denver, Colorado

March 16, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Qwest Communications International Inc.:

      We have audited the accompanying combined statements of operations, owner deficit and cash flows of the operations of Qwest Dex Holdings, Inc. and subsidiary (Qwest Dex) in the states of Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota, hereinafter referred to as Dex East (as more fully described in Note 1) for the period from January 1, 2002 to November 8, 2002, and for the year ended December 31, 2001. These combined financial statements are the responsibility of Qwest Dex’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of Dex East’s operations and its cash flows for the period from January 1, 2002 to November 8, 2002, and for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado

March 14, 2003

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2003	2002
(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,758	$37,626
Accounts receivable, net	62,176	67,394
Deferred directory costs	128,333	111,373
Current deferred taxes	5,979	1,053
Amounts due from affiliate	28,554	—
Other current assets	5,906	3,480

Total current assets	233,706	220,926
Property, plant and equipment, net	39,667	21,891
Goodwill	890,731	903,347
Intangible assets, net	1,544,800	1,759,160
Deferred income taxes	42,151	20,190
Deferred financing costs	78,925	94,245
Amounts due from affiliate related to post-retirement and other post-employment benefit obligations	35,519	—
Other assets	1,719	1,915

Total Assets	$2,867,218	$3,021,674

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$49,062	$46,193
Employee compensation	32,783	9,024
Deferred revenue and customer deposits	99,522	62,521
Accrued interest payable	18,684	24,760
Current portion of long-term debt	50,845	40,514
Other accrued liabilities	9,120	8,560

Total current liabilities	260,016	191,572
Long-term debt	2,090,268	2,166,616
Post-retirement and other post-employment benefit obligations	69,381	35,456
Other liabilities	7,195	4,651

Total Liabilities	2,426,860	2,398,295

Commitments and contingencies (Note 14)
Owner’s interest	514,286	655,000
Accumulated deficit	(69,902)	(28,104)
Accumulated other comprehensive income (loss)	(4,026)	(3,517)

Total Owner’s Equity	440,358	623,379

Total Liabilities and Owner’s Equity	$2,867,218	$3,021,674

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Company		Predecessor

		Period from	Period from
	Year Ended	November 9 to	January 1 to	Year Ended
	December 31,	December 31,	November 8,	December 31,
	2003	2002	2002	2001
(Dollars in thousands)
Revenue	$668,775	$58,097	$589,896	$666,207
Operating Expenses:
Cost of revenue	201,672	19,906	177,360	209,050
General and administrative expense	75,374	18,548	34,231	31,552
Bad debt expense	25,790	1,954	15,375	16,058
Depreciation and amortization expense	10,367	1,459	9,258	12,707
Amortization of intangibles	214,360	31,840	—	—
Merger-related expense	—	—	—	3,859
Impairment charges	—	—	—	6,744

Total operating expenses	527,563	73,707	236,224	279,970

Operating income (loss)	141,212	(15,610)	353,672	386,237
Other expense (income):
Interest income	(695)	(71)	(721)	(2,971)
Interest expense	198,265	27,866	10,979	—
Interest expense, affiliate	—	—	76,186	112,944
Other expense (income), net	12,057	3,578	3,506	7,417

(Loss) income before income taxes	(68,415)	(46,983)	263,722	268,847
Income tax (benefit) provision	(26,617)	(18,879)	106,629	108,292

Net (loss) income	$(41,798)	$(28,104)	$157,093	$160,555

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Company		Predecessor

		Period from	Period from
	Year Ended	November 9 to	January 1 to	Year Ended
	December 31,	December 31,	November 8,	December 31,
	2003	2002	2002	2001
(Dollars in thousands)
Operating activities:
Net (loss) income	$(41,798)	$(28,104)	$157,093	$160,555
Adjustments to net (loss) income:
Employee benefit credit	—	—	—	(8,764)
Bad debt expense	25,790	1,954	15,375	16,058
Depreciation and amortization expense	10,367	1,459	9,258	12,707
Amortization of intangibles	214,360	31,840	—	—
Realized gain on foreign currency derivative instrument	(3,875)	—	—	—
Realized (gain) loss on translation of foreign currency debt	3,908	2,130	—	—
Amortization of deferred financing costs	18,166	1,843	2,300	—
Write down of investments	—	—	—	6,308
Asset impairment charges	—	—	—	6,744
Loss on disposition of assets	—	—	3,539	—
Deferred tax (benefit) provision	(26,617)	(18,879)	(25,484)	9,126
Contributions from Qwest in lieu of income taxes	—	—	103,600	86,844
Changes in operating assets and liabilities:
Accounts receivable	(40,156)	(6,359)	(1,831)	(15,513)
Deferred directory costs	(16,961)	(29,595)	20,079	3,317
Other current assets	(2,426)	4,956	(6,419)	(2,883)
Other long-term assets	(1,119)	2,000	—	—
Accounts payable and other liabilities	29,209	51,969	(2,972)	12,843
Deferred revenue and customer deposits	37,002	61,420	(21,280)	2,589
Employee benefit plan obligations and other, net	3,611	748	(12,390)	(9,527)

Cash provided by operating activities	209,461	77,382	240,868	280,404

Investing activities:
Acquisition of Dex East	(778)	(2,754,000)	—	—
Proceeds from disposition of investment	17,190	—	—	—
Payment of acquisition expenses	—	(44,155)	—	—
Expenditures for property, plant and equipment	(7,691)	(1,372)	(12,700)	—
Capitalized software development costs	(22,468)	(2,141)	(667)	(7,401)
Escrow deposits	(2,000)	(2,000)	—	—
Escrow funds released	4,000	—	—	—

Cash used for investing activities	(11,747)	(2,803,668)	(13,367)	(7,401)

Financing activities:
Proceeds from issuance of short-term debt	9,000	—	—	—
Repayments of short-term debt	(9,000)	—	—	—
Proceeds from issuance of long-term debt	160,000	2,255,000	329,847	—
Payments on long-term debt	(230,135)	(50,000)	—	—
Cash received on foreign currency swap settlement	4,538	—	—	—
Contributions from Owner	50,000	655,000	—	—
Distributions to Owner	(214,139)	—	—	—
Payment of deferred financing costs	(2,846)	(96,088)	(24,200)	—
Repayments of short-term borrowings from affiliates	—	—	(497,902)	(211,734)
Distributions to Qwest	—	—	—	(6,444)

Cash (used for) provided by financing activities	(232,582)	2,763,912	(192,255)	(218,178)

Cash and cash equivalents:
(Decrease) increase	(34,868)	37,626	35,246	54,825
Beginning balance	37,626	—	54,825	—

Ending balance	$2,758	$37,626	$90,071	$54,825

Non-cash investing and financing activities:
Contributions received from parent	$23,536	—	—	—
Contribution of LCI	—	—	$19,747	—
Contribution of software assets	—	—	3,750	—
Distribution of land and buildings	—	—	(9,915)	—

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S EQUITY

	Total Owner	Comprehensive
	Deficit	Income

Predecessor
(Dollars in thousands)
Balance, December 31, 2000	$(1,491,142)
Net income	160,555	$160,555

Contribution from Qwest in lieu of taxes	86,844
Distribution to Qwest	(6,444)

Balance, December 31, 2001	(1,250,187)
Net income	157,093	$157,093

Contribution from Qwest in lieu of taxes	103,600
Net non-cash capital contribution from Qwest	13,584

Balance, November 8, 2002	$(975,910)

			Accumulated
			Other
			Comprehensive	Total
	Owner	Accumulated	Income	Owner	Comprehensive
	Interest	Deficit	(Loss)	Equity	Loss

Company
(Dollars in thousands)
Balance, November 9, 2002	$—	$—	$—	$—
Contributions from Owner	655,000			655,000
Net loss		(28,104)		(28,104)	$(28,104)
Other comprehensive loss			(3,517)	(3,517)	(3,517)

Comprehensive loss					$(31,621)

Balance, December 31, 2002	655,000	(28,104)	(3,517)	623,379

Net loss		(41,798)		(41,798)	$(41,798)
Other comprehensive loss			(509)	(509)	(509)

Comprehensive loss					$(42,307)

Contributions from Owner	73,536			73,536
Distributions to Owner	(214,250)			(214,250)

Balance, December 31, 2003	$514,286	$(69,902)	$(4,026)	$440,358

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business

(a)	Acquisition

      On August 19, 2002, Dex Holdings LLC (Dex Holdings), the parent of Dex Media, Inc. (“Dex Media”), new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (together, the “Sponsors”), entered into concurrent purchase agreements (the “Dex East Purchase Agreement” and the “Dex West Purchase Agreement”) to purchase the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (together “Qwest Dex”) from Qwest Communications International Inc. (“Qwest”) in two separate phases.

      In the first phase, consummated on November 8, 2002 (the “Acquisition”), Dex Holdings assigned its right to purchase the directory business in the Dex East States (defined below) to Dex Media East LLC (“Dex Media East” or the “Company”), a subsidiary of Dex Media East, Inc. Qwest Dex contributed substantially all of its assets and liabilities relating to its directory business in the Dex East States to SGN LLC, a newly-formed limited liability company, and, following that contribution, Dex Media East purchased all of the interests in SGN LLC. Immediately following such purchase, Dex Media East merged with SGN LLC. Dex Media East now operates the directory business acquired in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota, (the “Dex East States”). The total amount of consideration paid for Qwest Dex’s directory business in the Dex East States was $2.8 billion (excluding fees and acquisition costs).

      In the second phase, consummated on September 9, 2003, Qwest Dex contributed its remaining assets and liabilities relating to its directory business in the Dex West States (defined below) to GPP LLC, another newly-formed limited liability company, and following that contribution, Dex Media West LLC (“Dex Media West”), an indirect wholly-owned subsidiary of Dex Media and an affiliate of the Company, purchased all of the interests in GPP LLC for $4.3 billion (excluding fees and acquisition costs and subject to adjustments relating to working capital levels). Immediately following such purchase, Dex Media West merged with GPP LLC. Dex Media West now operates the directory business acquired in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming, (the “Dex West States”). In conjunction with the acquisition, Dex West employees became employees of Dex Media West and were immediately transferred to Dex Media East. On January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Service LLC.

(b)	Predecessor business

      The combined financial statements of the acquired business in the Dex East States prior to the November 8, 2002 acquisition date, referred to as “Dex East” or the “Predecessor,” represent a component of Qwest Dex and include the operating activities of Qwest Dex for the Dex East States. “Dex West” represents a component of Qwest Dex and includes the operating activities of Qwest Dex for the Dex West States. Dex East and Dex West are not separate legal entities but represent the business of Qwest Dex in or attributable to the Dex East States and the Dex West States, respectively.

(c)	Operations

      The Company is the exclusive official directory publisher for Qwest Corporation, Qwest’s local exchange carrier (“Qwest LEC”), in the Dex East States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex East States. The Company provides directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Printed directories are distributed to residents and businesses in the local service area through third-party vendors.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation

(a)	The Company

      The accompanying consolidated balance sheets as of December 31, 2003 and 2002, and the consolidated statements of operations, cash flows and owner’s equity for the year ended December 31, 2003 and for the period from November 9, 2002 to December 31, 2002 reflect the consolidated financial position, results of operations and cash flows of the Company from the date of acquisition and include all material adjustments required under purchase accounting. Dex East is considered the Predecessor to the Company. As such, the historical financial statements of Dex East are included in the accompanying consolidated financial statements, including the statements of operations, cash flows and owner’s equity for the period from January 1, 2002 to November 8, 2002, and for the year ended December 31, 2001 (collectively, the “Predecessor Financial Statements”). The Predecessor Financial Statements have not been adjusted to give effect to the Acquisition. As such, the consolidated financial statements of the Company after the Acquisition are not comparable to the Predecessor Financial Statements prior to the Acquisition.

(b)	The Predecessor

      The Predecessor Financial Statements include the activities of Qwest Dex for business conducted in the Dex East States. To prepare these financial statements, management of Qwest Dex either specifically identified, assigned or apportioned all revenue and expenses of Qwest Dex to either Dex East or Dex West and believed such specific identifications, assignments or apportionments were reasonable; however, the resulting amounts could have differed from amounts that would have been determined if Dex East and Dex West operated on a stand-alone basis. Because of Dex East’s and Dex West’s relationship with Qwest Dex as well as Qwest and its other affiliates, the revenue and expenses are not necessarily indicative of what they would be had Dex East and Dex West operated without the shared resources of Qwest and its affiliates. Accordingly, these Predecessor Financial Statements are not necessarily indicative of future results of operations.

3.	Summary of Significant Accounting Policies

(a)	Principles of consolidation

      The consolidated financial statements include the financial statements of Dex Media East and its two wholly-owned subsidiaries, Dex Media East Finance Co. and Dex Media International Inc. All intercompany balances and transactions have been eliminated in the consolidation.

(b)	Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(c)	Revenue recognition

      The sale of advertising in printed directories published by the Company is the primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery.

      The Company and its Predecessor publish white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the lives of certain directories in order to more efficiently manage work and customer flow. During 2003, the Company determined it would extend the lives of five directories published in December 2002 and publish them in January 2004. The lives of the affected

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directories will be 12 months thereafter. For the year ended December 31, 2003 and the period from November 9 to December 31, 2002, the Company published 147 and 20 directories, respectively. For the period from January 1 to November 8, 2002 and the year ended December 31, 2001, the Predecessor published 130 and 150 directories, respectively.

      The Company enters into transactions where the Company’s products and services are promoted by the customer and, in exchange, the Company carries the customer’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions”.

      In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.”

(d)	Cost of revenue

      The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the Company’s cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third-party certified marketing representatives which act as the Company’s channel to national advertisers. All deferred costs related to the sales and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

(e)	Deferred revenue

      Deferred revenue represents amounts billed and advance payments received from customers that have not yet been recognized as revenue.

(f)	Deferred directory costs

      Deferred directory costs represent costs incurred in the production of directories prior to publication and incurred costs for directories that have been delivered that have not yet been recognized as cost of revenue. Deferred directory costs are amortized ratably to cost of revenue over the life of each directory beginning in the month of delivery.

(g)	Advertising costs

      Costs related to advertising are expensed as incurred. Advertising expenses of $11.7 million and $1.3 million are included in general and administrative expense in the Company’s consolidated statement of operations for the year ended December 31, 2003 and the period from November 9 to December 31, 2002, respectively. Advertising costs of $2.4 million and $7.0 million are included in general and administrative expense in the Predecessor’s combined statements of operations for the period from January 1 to November 8, 2002 and the year ended December 31, 2001, respectively.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Cash and cash equivalents

      The Company considers cash on hand, deposits in banks and investments purchased with original maturities of three months or less to be cash and cash equivalents. In the Predecessor periods, Dex East considered all obligations to affiliates not settled on a quarterly basis to be financing activities for purposes of the statement of cash flows.

(i)	Accounts receivable

      The Company has a billing and collection agreement with Qwest LEC. Under that agreement, certain receivables are billed and collected by Qwest LEC on behalf of the Company for customers common between the Company and Qwest LEC within the local service area. Qwest LEC purchases these accounts receivable from the Company on a full recourse basis, and as such, the Company continues to include its portion of the Qwest LEC-billed receivables and any related bad debt reserves in its consolidated balance sheets.

      The Company reports its accounts receivable at the outstanding principal net of the allowance for doubtful accounts. The allowance for doubtful accounts for Company billed local trade receivables includes amounts past due more than 75 days as determined by the contractual term of each sale. The allowance for doubtful accounts for national trade receivables includes specifically identified uncollectible accounts. Receivables are charged against the allowance for doubtful accounts when deemed uncollectible by collection managers and any recoveries of previous charges are recorded as a reduction of bad debt expense.

      For accounts receivable purchased by Qwest LEC, the Company uses a rolling 12-month average of write-offs compared to the prior 12 months of billings to estimate the necessary allowance for doubtful accounts. When a receivable is deemed to be uncollectible, the Company reduces its receivable against the allowance for doubtful accounts. Any recoveries of amounts previously charged against the allowance for doubtful accounts are recorded as a reduction of bad debt expense.

      The Company charges a percentage finance charge on certain past due trade receivables. For local accounts receivables, the Company does not recognize finance charges until the cash is collected from the customer. For national accounts receivable, the Company recognizes finance charges when billed. At December 31, 2003, $0.7 million of national accounts receivable past due 90 days or more were accruing finance charges.

      The following table presents a breakdown of accounts receivable balances as of December 31 (in thousands):

	2003	2002

Trade accounts receivable	$64,788	$68,974
Accounts receivable purchased by Qwest LEC	2,748	3,015
Amounts due from Qwest and its affiliates	4,270	3,418
Less: allowance for doubtful accounts	(9,630)	(8,013)

Accounts receivable, net	$62,176	$67,394

(j)	Property, plant and equipment

      Assets acquired as part of the Acquisition were recorded at fair value as of the acquisition date and are amortized over their remaining useful life. For assets purchased after the Acquisition, property, plant and equipment is carried at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The cost of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed as incurred. When property, plant and equipment is sold or retired, the related cost

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and accumulated depreciation are removed from the accounts and any gain or loss is included in other expense (income).

(k)	Computer software

      Internally used software, whether purchased or internally developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to five years. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services are capitalized. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that those modifications enable the software to perform tasks that it was previously incapable of performing. Software maintenance and training costs are expensed in the period in which they are incurred. Gross computer software costs of $13.6 million and $10.7 million at December 31, 2003 and 2002, respectively, are included in property, plant and equipment. Amortization of capitalized computer software costs totaled $6.1 million, $0.7 million, $3.1 million and $3.2 million for the year ended December 31, 2003, the period from November 9 to December 31, 2002, the period from January 1 to November 8, 2002, and the year ended December 31, 2001, respectively. During December 2001, $6.7 million of capitalized computer software costs were written off because of the abandonment of a sales automation project and the implementation of various system enhancements. See Note 18 for an additional discussion of the asset impairment.

(l)	Deferred financing costs

      Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from six to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. The carrying values of deferred financing costs in the accompanying consolidated balance sheets at December 31, 2003 and 2002 were $78.9 million and $94.2 million, respectively.

(m)	Identifiable intangibles and long-lived assets

      The impairment of identifiable intangibles and long-lived assets is assessed whenever events or changes in circumstances indicate that their carrying value may not be recoverable through expected future undiscounted cash flows. If the total expected future undiscounted cash flows are less than the carrying value of the asset, the asset is written down to its estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

(n)	Goodwill and intangible assets

      Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and identifiable intangible assets and liabilities acquired from Qwest Dex on November 8, 2002, the date of the Acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not being amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

      Intangible assets acquired include trademarks, customer relationships, non-compete/publishing agreements and an advertising agreement. The acquired Dex trademark is a perpetual asset and not subject to

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization. Annual amortization for customer relationships is calculated using a declining method in relation to the estimated retention periods of the acquired customers. Other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from five to forty years.

      The Company’s policy is to evaluate the carrying value of goodwill and identified intangibles not subject to amortization at the end of the third quarter of each fiscal year. Under SFAS No. 142, impairment of goodwill and indefinite-lived intangibles may exist if the carrying value of the reporting unit to which they are allocated exceeds the fair value of the reporting unit. The Company has one reporting unit and therefore compares the carrying value of the Company to its fair value. Fair value of the Company is estimated using a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

      The Company assesses the ongoing recoverability of its intangible assets subject to amortization by determining whether the intangible balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company’s incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

      As of December 31, 2003, the Company does not believe any impairment of goodwill or other identified intangible assets has occurred.

(o)	Stock-based compensation

Company

      The Company accounts for the Stock Option Plan of Dex Media, Inc., as more fully discussed in Note 11, under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock option grants under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company would have been as follows (in thousands):

		For the Period
	For the Year	from November 9
	Ended	to December 31,
	December 31, 2003	2002

Net Loss
As reported	$(41,798)	$(28,104)
Pro forma	(42,011)	(28,126)

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor

      Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma net income of Dex East would have been as follows (in thousands):

	For the Period from	For the Year
	January 1 to	Ended
	November 8, 2002	December 31, 2001

Net Income
As reported	$157,093	$160,555
Pro forma	156,705	160,019

(p)	Derivative instruments and hedging activities

      The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS Nos. 133, 138 and 149 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

      On the date a derivative contract is executed, the Company may designate the derivative as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or forecasted transaction (cash-flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

      Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

      The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is expired or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

(q)	Comprehensive income (loss)

      The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and disclosure of comprehensive income (loss) and its components. In addition to net income (loss), comprehensive income (loss) includes all changes in net assets during a period, except those resulting from equity contributions and distributions.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	Income tax provision

      The Company is included in the consolidated Federal income tax return and combined or consolidated state income tax returns, where permitted, for Dex Media, the Company’s indirect parent. Although the Company is a single member limited liability company and is disregarded as a taxable entity for income tax purposes, the Company calculates and records income taxes as if it filed a tax return on an individual basis.

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

(s)	Fair value of financial instruments

      Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term borrowings. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their short-term nature. The carrying value of the Company’s variable-rate long-term debt approximates fair value because the related interest rates reset to current market rates on a short-term basis. The fair value of the Company’s fixed-rate long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities.

(t)	Reclassifications

      Certain prior period amounts have been reclassified to conform to the 2003 presentation.

(u)	Predecessor Financial Statements

      In order to divide the Qwest Dex consolidated financial statements between Dex East and Dex West, it was necessary for Qwest Dex management to make certain assignments and apportionments. Wherever possible, account balances and specific amounts that directly related to Dex East or Dex West were assigned directly to Dex East or Dex West, as appropriate and as discussed in further detail below. When no direct assignment was feasible, account balances were apportioned using a variety of factors based on a revenue and/or cost causative relationship to the account balance being apportioned. The following is a more detailed description of the primary bases for these assignments and apportionments of Qwest Dex accounts between Dex East and Dex West.

Statements of operations:

      Revenue — (i) specifically identified by state and by directory and (ii) for other revenue that was not state-specific, amounts were apportioned based upon the relative percentage of Qwest Dex’s directory services revenue for the respective periods presented.

      Cost of revenue — specifically identified by state and by directory.

      General and administrative — apportioned primarily based on relative cost of revenue.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Bad debt expense — specifically identified based on customer specific information and association with a specific state or directory.

      Depreciation and amortization expense — computed using historical depreciation rates applied to property, plant and equipment balances.

      Merger-related expenses — apportioned based upon relative employee-related expense amounts recorded in cost of revenue and general and administrative expenses for the periods presented. Contractual settlement accruals were specifically identified and rebranding costs were apportioned based upon relative expense amounts recorded in cost of revenue.

      Impairment charges — specifically apportioned based upon the state that the impaired asset was intended to benefit.

      Interest income — apportioned based upon relative cash and cash equivalents.

      Interest expense and interest expense, affiliate — computed using historical interest rates and average apportioned outstanding short-term borrowings from affiliate balances.

      Other expense (income) — apportioned based upon relative EBITDA (for gains and losses on investments) and relative property, plant and equipment balances (for losses on sales of equipment) for the appropriate periods.

      Provision for income taxes — specifically determined using the overall effective tax rate considering the states included in Dex East’s stated geographic area for each period.

      All significant intercompany amounts and transactions have been eliminated.

(v)	New accounting standards

      During April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133. This Statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments of nonpublic companies. The adoption of this statement did not have a material impact on the Company’s financial statements.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

      The following table presents the composition of property, plant and equipment as of December 31 (dollars in thousands):

		Company

	Estimated lives	2003	2002

Computers and equipment	3-7 years	$10,813	$4,043
Leasehold improvements	5 years	4,401	4,239
Capitalized software	18 months-5 years	13,580	10,705
Furniture and fixtures	7 years	2,000	1,002
Construction in progress	N/A	20,043	3,361

Gross property, plant and equipment		50,837	23,350
Less: accumulated depreciation and amortization		(11,170)	(1,459)

Net property, plant and equipment		$39,667	$21,891

      Depreciation and amortization expense (excluding amortization of intangibles) for the year ended December 31, 2003, the period from November 9 to December 31, 2002, the period from January 1 to November 8, 2002 and the year ended December 31, 2001 was $10.4 million, $1.5 million, $9.3 million and $12.7 million, respectively.

      Included in computers and equipment above are $0.6 million of equipment obtained under capital lease agreements. The following are the future minimum lease payments required under these capital leases (in thousands):

2004	$381
2005	392
2006	192
2007	10
2008	—
Thereafter	—

Total lease obligation	$975
Less: interest	(118)
Less: executory costs	(263)

Capital lease obligation	$594

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Pro Forma Financial Information

      The following pro forma financial information summarizes the results of operations of the Company as if the Acquisition (See Note 1(a)) had occurred as of January 1, 2002. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Acquisition occurred on January 1, 2002, and does not purport to represent what the Company’s results of operations might be for any future period.

Year Ended
December 31,
2002

(In thousands)
Revenue	$689,476
Loss before income taxes	(21,566)
Net loss	(13,517)

      Revenue and operating expense for the twelve months following the consummation of the Acquisition were approximately $85.9 million and $22.2 million lower, respectively, than they would have been had the transactions not occurred because the Acquisition was accounted for under the purchase method of accounting. Under the purchase accounting method of accounting, the deferred revenue and deferred directory costs associated with directories that had been previously published were not carried over to the opening balance sheet on the acquisition date. The purchase method of accounting does not affect the Company’s revenue and directory costs in periods subsequent to this twelve-month period. The effects of these purchase accounting adjustments are non-recurring and have no historical or future cash impact, and therefore the effects of these purchase accounting adjustments are not included in the pro forma information above. As a result of purchase accounting adjustments at November 8, 2002, revenue and expense included in the consolidated statement of operations for the period from November 9 to December 31, 2002, are $41.5 million and $10.6 million lower, respectively, than they would have been had the Acquisition not occurred.

      The nature of the adjustments applied in preparing the pro forma financial information is as follows:

(a) Management fees

Additional general and administrative expense has been included to reflect the pro rata amount of a $2 million annual fee to be paid to the Sponsors under management agreements.

(b) Amortization of intangible assets

Additional annual amortization of identifiable intangible assets acquired is included in amortization of intangibles. See Note 6 for the Company’s determination of identifiable intangible assets acquired, underlying useful lives and related amortization periods.

(c) Interest expense

Additional interest expense is included to reflect total interest expense as if the Acquisition had occurred and related debt had been obtained at the beginning of the period presented. The pro forma adjustment to interest expense reflects an interest rate of 9.875% for the senior notes, an interest rate of 12.125% for the senior subordinated notes, an estimated interest expense relating to the Company’s credit facilities (including the commitment fee on the unused portions of the Company’s revolving credit facility) and amortization of related debt issuance costs. Amortization of related debt issuance costs was calculated using the effective interest method over the contractual maturity of the related debt obligations. This interest expense calculation is then reduced by the historical interest expense on that portion of a Qwest Dex line of credit borrowing arrangement with an affiliate of Qwest which was apportioned to the Predecessor and the interest on the $750.0 million in debt

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued by Qwest Dex, including amortization of the deferred financing costs associated with that debt.

(d) Income taxes

The estimated tax effect of the pro forma adjustments has been included at the Company’s estimated effective tax rates for the period presented. The estimated effective rates are based upon the Company’s Federal statutory rate of 35% and its average state income tax rate, net of Federal tax benefit of 3.9%.

6.	Goodwill and Intangible Assets

      The excess purchase price paid by the Company over its estimates of the fair value of the tangible assets and liabilities of Dex East as of the date of the Acquisition was approximately $2,694 million ($903.3 million of goodwill and $1,791 million of identifiable intangible assets).

      During the year ended December 31, 2003 goodwill was increased (decreased) by the following purchase accounting adjustments (in thousands):

Balance at December 31, 2002	$903,347
Adjustments:
Fair value adjustment to investment acquired	(17,190)
Working capital adjustment	4,210
Other fair value adjustments	364

Balance at December 31, 2003	$890,731

      The majority of the decrease in goodwill is attributable to an adjustment to the fair value of the Company’s investment in a partnership interest held by Dex Media International Inc. At the time of the Acquisition the fair value of the investment was estimated to be zero. During November 2003, the Company received cash of $17.2 million for its investment and accordingly recorded a corresponding adjustment to goodwill. The initial purchase price and fair value estimates recorded upon the November 8, 2002 Acquisition were adjusted to final balances upon settlement with the seller in 2003 pursuant to provision of the acquisition agreements.

      The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets at the end of the third quarter of each fiscal year. Based upon the evaluation performed as of September 30, 2003, goodwill was determined not to be impaired at September 30, 2003. No events have occurred since the date of the Company’s evaluation that would indicate the Company’s goodwill and indefinite-lived intangible asset may be impaired as of December 31, 2003.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets (other than goodwill), net of amortization, totaled $1,545 million and $1,759 million at December 31, 2003 and 2002, respectively. The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Life

Intangible Assets
Customer relationships — local	$897,000	$(184,280)	$712,720	20 years	(1)
Customer relationships — national	241,000	(37,410)	203,590	25 years	(1)
Non-compete/publishing agreements	251,000	(7,190)	243,810	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(15,570)	52,430	5 years
Advertising agreement	23,000	(1,750)	21,250	15 years

Totals	$1,791,000	$(246,200)	$1,544,800

	As of December 31, 2002

	Gross
	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Life

Intangible Assets
Customer relationships — local	$897,000	$(23,910)	$873,090	20 years	(1)
Customer relationships — national	241,000	(4,830)	236,170	25 years	(1)
Non-compete/publishing agreements	251,000	(910)	250,090	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(1,970)	66,030	5 years
Advertising agreement	23,000	(220)	22,780	15 years

Totals	$1,791,000	$(31,840)	$1,759,160

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.

      Amortization expense for amortizing intangible assets for the year ended December 31, 2003 and the period from November 9 to December 31, 2002 were $214.4 million and $31.8 million, respectively. Estimated amortization expense for the next five years and thereafter is (in thousands):

2004	$181,127
2005	153,681
2006	130,945
2007	110,135
2008	83,029
Thereafter	574,883

$1,233,800

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Short-Term Borrowings (Predecessor)

      Qwest Dex had a line of credit borrowing arrangement with Qwest Capital Funding, Inc. (“QCF”) under which Qwest Dex could borrow up to approximately $4.3 billion at an annual interest rate of 7.5%. Qwest Dex used proceeds from the sale of Dex East to retire all amounts outstanding under this line of credit, which had been apportioned to Dex East.

      In September 2002, Qwest Dex, Inc. issued $750.0 million in debt with a two-year maturity. The loan consisted of a fixed interest rate component, at a rate of 14% per annum, and a floating interest rate component, at a rate of London Interbank Offered Rates (LIBOR) plus 11.50%. The loan was guaranteed by Qwest Dex Holdings, Inc. and Qwest Services Corporation, and the obligations were secured by a first priority pledge of the stock of Qwest Dex Holdings, Inc. and Qwest Dex, Inc. a first priority pledge of certain assets of Qwest Dex, Inc. and a second priority pledge of the stock of Qwest Corporation. In conjunction with the financing, Qwest Dex incurred $55.5 million in debt issuance costs, of which $24.2 million was apportioned to Dex East. Amortization of $1.8 million related to these costs is included in interest expense for the period from January 1 to November 8, 2002. Upon completion of the sale of Dex West, the entire $750.0 million debt balance was repaid from the proceeds of the sale of Dex West.

8.	Long-Term Debt

      Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	December 31,

	2003	2002

Notes payable to banks, Tranche A Term Loan, bearing interest at adjusted LIBOR plus 2.25% (weighted average rate of 3.4% at December 31, 2003), interest payable at various intervals based on interest rate periods, and principal payable quarterly, maturing in November 2008. The notes are secured by substantially all of the Company’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value	$585,288	$530,000
Notes payable to banks, Tranche B Term Loan, bearing interest at adjusted LIBOR plus 2.5% (weighted average rate of 3.7% at December 31, 2003), interest payable at various intervals based on interest rate periods, and principal payable quarterly, maturing in May 2009. The notes are secured by substantially all of the Company’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value	580,825	660,700
Notes payable to banks, Tranche B-Euros Term Loan (Euro portion), bearing interest at 6.91% at December 31, 2002	—	41,430
Unsecured senior notes payable, bearing interest at 9.875%, interest payable semi-annually (May and November), principal due in November 2009. At December 31, 2003, the fair value of the notes was approximately $515.3 million	450,000	450,000

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Unsecured senior subordinated notes payable, bearing interest at 12.125%, interest payable semi-annually (May and November), principal due in November 2012. At December 31, 2003, the fair value of the notes was approximately $645.8 million	525,000	525,000

	2,141,113	2,207,130
Less: current portion of long-term debt	(50,845)	(40,514)

	$2,090,268	$2,166,616

      At December 31, 2003 the aggregate amounts of required principal payments on long-term debt are as follows (in thousands):

2004	$50,845
2005	121,306
2006	153,999
2007	160,538
2008	423,689
Thereafter	1,230,736

$2,141,113

      In connection with the Acquisition, the Company entered into a syndicated credit facility consisting of (i) a $100.0 million six year revolving credit facility, (ii) a $530.0 million six year term loan (Tranche A), (iii) a $660.7 million six and a half year term loan (Tranche B), and (iv) a $39.0 million six and a half year term loan payable in Euros (Tranche B-Euros). The entire proceeds from the Tranche A, Tranche B, and Tranche B-Euros term loans, along with $50.0 million of the revolving credit facility were used to consummate the Acquisition. The $50.0 million from the revolving credit facility was repaid in December 2002.

      In conjunction with the consummation of the acquisition of Dex West on September 9, 2003, the Company borrowed the $160.0 million under the delayed draw provision of its Tranche A Term Loan.

      Effective October 31, 2003, the Company amended its credit agreement for the Tranche A, Tranche B, and Tranche B-Euros Term Loans. In connection with the amendment, the Tranche B and Tranche B-Euros Term Loans were refinanced on November 10, 2003 with proceeds of a new Tranche B Term Loan. A one-percent prepayment fee totaling $6.2 million was paid in conjunction with the refinancing and is included in interest expense.

      Interest rate periods under the bank facility can, at the option of the Company, be for various maturities, ranging from overnight up to six months, and are subject to interest rate options. Interest rate periods greater than three months require quarterly cash interest payments. The interest rate options allow the Company to choose, each time floating interest rates are reset, a LIBOR-based rate or an Alternative Base Rate (ABR) which shall be the higher of the prime rate or Federal Funds plus 50 basis points. The current applicable interest rate spreads added to LIBOR-based borrowings are 2.25% for Tranche A borrowings and 2.5% for Tranche B term loans. The corresponding spreads on ABR borrowings are 1.25% for Tranche A and 1.5% for Tranche B term loans. The Company is required to pay an annual revolving facility commitment fee of 0.5%, payable quarterly, on the unused portion of the revolving facility. The Company expects to use the revolving facility for general corporate purposes. As of December 31, 2003, there were no borrowings under the revolving facility. The interest rates on Tranche A Term Loan and Tranche B Term Loan, along with the

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual commitment fee related to the revolving facility may be reduced depending on certain Company financial ratios. The Company paid interest and fees on the bank facility, senior notes, senior subordinated notes and settlements on the interest rate swap (as more fully discussed in Note 9) of $182.9 million for the year ended December 31, 2003. The Company paid interest and fees on the bank facility of $0.6 million in the period from November 9 to December 31, 2002.

      The Company entered into interest rate swaps, an interest rate cap and a foreign currency hedging transaction to mitigate the interest rate and foreign currency exchange rate risk related to the credit facilities mentioned above. Refer to Note 9 for disclosure on these transactions.

      The credit agreement related to the bank financing and the indenture related to the Company’s senior notes and senior subordinated notes contain various provisions that limit additional borrowings, capital expenditures, dividend payments and require the maintenance of certain financial covenants. As of December 31, 2003, the Company was in compliance with these covenants.

      The obligations under the Company’s revolving credit facility and term loan facilities are guaranteed jointly and severally by Dex Media East, Inc., Dex Media Finance Co. and Dex Media International, Inc. (“Credit Guarantors”). The Company and these entities are all under the common control of Dex Media. The Credit Guarantors shall be responsible for repaying these obligations in the event that the Company fails to perform under these facilities.

      The obligations under the Company’s senior notes and senior subordinated notes are guaranteed by Dex Media International, Inc. The Company has a principal obligation of $975.0 million for these notes, for which Dex Media International, Inc. shall be responsible for repaying in the event that the Company and Dex Media East Finance Co., co-issuer of the senior notes and senior subordinated notes, fail to perform under these notes.

      Separate financial statements for Dex Media East Finance Co. and Dex Media International, Inc., the only subsidiaries of the Company are not provided because the subsidiaries have no independent assets or operations from the Company. Dex Media East Finance Co. is a 100%-owned finance operating subsidiary of the Company and Dex Media International, Inc. is a 100%-owned operating subsidiary of the Company. The co-issuance of Dex Media East Finance Co. and the guarantee by Dex Media International, Inc. create obligations that are full, unconditional, and joint and severable.

      The Company registered its senior notes and subordinated senior notes with the Securities and Exchange Commission (“SEC”) through an exchange offer completed on May 6, 2003.

9.	Derivative Instruments and Hedging Activities

      The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. To meet this objective, management entered into four interest rate swap agreements and an interest rate cap agreement to manage fluctuations in cash flows resulting from adverse changes in interest rates. The interest rate swaps effectively change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives fluctuating interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate interest payments. The purpose of the interest rate cap agreement is to limit interest payments made to the extent of the notional amount of the cap agreement. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. That is, the Company does not speculate using derivative instruments.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

      Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or currency exchange rates. The market risk associated with interest-rate and foreign exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

      The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. The Company maintains a risk management model to monitor interest rate cash flow risk attributable to both the Company’s outstanding debt obligations as well as the Company’s offsetting hedge positions. The risk management model involves the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

      During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its bank financing. The interest rate swap agreements have an aggregate notional amount of $370.0 million, applicable fixed rates ranging from 2.354% to 4.085% and expire in various terms ranging from two and a half to five and a half years.

      Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, term debt obligations are reported in accumulated other comprehensive income, net of tax (“AOCI”). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest payments affect earnings. During the year ended December 31, 2003, the Company reclassified $4.6 million into earnings. Due to the forward starting dates of the interest rate related derivative instruments, the Company did not reclassify any amounts for the period from November 9 to December 31, 2002. For the year ended December 31, 2003, the Company had $0.5 million of unrealized losses, net of tax, included in other comprehensive income and had $4.0 million of unrealized losses, net of tax, included in AOCI at December 31, 2003. For the period from November 9 to December 31, 2002, the Company had $3.5 million of unrealized losses included in other comprehensive loss and had $3.5 million in unrealized losses, net of tax, included in AOCI at December 31, 2002.

      As of December 31, 2003, $3.1 million of deferred losses, net of tax, on derivative instruments recorded in other comprehensive income are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings.

      During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuations between the US Dollar and the Euro on its Tranche B-Euros. The foreign currency swap agreement does not qualify for hedge accounting treatment and, therefore, all gains and losses resulting from the change in fair market value of the foreign currency swap are reported directly in earnings. In conjunction with the Tranche B-Euros refinancing as more fully discussed in Note 8, the foreign currency swap agreement was settled resulting in a gain of $3.9 million reported in earnings for the year ended December 31, 2003.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During November 2002, the Company entered into an interest rate cap agreement. The Company has not designated the interest rate cap as a hedging instrument and therefore reports all gains and losses in the change in fair market value of the interest rate cap directly in earnings. The amount reported in earnings in the year ended December 31, 2003 and the period from November 9 to December 31, 2002 amounted to $0.6 million and $0.2 million, respectively. The interest rate cap has a notional amount of $200.0 million and expires in May 2005.

10.	Comprehensive Income (Loss)

      Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss). For the Company, the components of comprehensive income (loss) other than net income (loss) is the change in fair value on derivatives qualifying for hedge accounting, net of tax. The aggregate amounts of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss).

      For the year ended December 31, 2003, the period from November 9 to December 31, 2002, the period from January 1 to November 8, 2002 and the year ended December 31, 2001, comprehensive income (loss) included the following components (in thousands):

	Company		Predecessor

		Period from	Period from
	Year Ended	November 9 to	January 1 to	Year Ended
	December 31,	December 31,	November 8,	December 31,
	2003	2002	2002	2001

Net (loss) income	$(41,798)	$(28,104)	$157,093	$160,555
Changes in fair value of derivatives, net of tax	(509)	(3,517)	—	—

Other comprehensive (loss) income	$(42,307)	$(31,621)	$157,093	$160,555

11.	Owner Equity

(a)	Owner contributions and distributions

      The Company’s parent, Dex Media East Inc., contributed $655.0 million to owner equity in connection with the acquisition of Dex East on November 8, 2002. On September 9, 2003 the Company distributed to its parent the $160.0 million of funds issued from the delayed draw on its Tranche A term loan facility and the fees related thereto and the $50.0 million of owner contributions received. On September 9, 2003 the Company received contributions from its parent of $5.6 million and $18.0 million related to the acquisition of employee liabilities and the settlement of accrued commitment fees, respectively. In November 2003, the Company declared a distribution to its parent of $4.3 million of which $4.1 million was paid prior to December 31, 2003. The remainder was paid in January 2004.

(b)	Stock options

     Company

      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. As of December 31, 2003 and 2002, the maximum number of shares of common stock available for grant was 623,000 and 234,591, respectively. The Compensation Committee of Dex Media determines the exercise price for each option. However, all outstanding stock

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options have an exercise price that was equal to the fair market value of the common stock on the date the stock option was granted and all outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee’s continued employment with the Company (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (2) 75% of the options granted will vest in full on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain EBITDA targets are met with respect to each year.

      On November 10, 2003, Dex Media declared and paid a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the Plan, Dex Media adjusted the exercise price of all outstanding options to $60, effective November 2003. The effect of this change has been included in the SFAS No. 123 pro forma net loss below.

      On February 17, 2004, Dex Media declared another distribution to its parent of $250.5, which was paid in March 2004. As a result of the distribution and as provided under the Plan, Dex Media adjusted the exercise price of outstanding options to $46.43 and increased the number of outstanding options by 9.3587%, effective March 2004. The effects of this change will be included in the SFAS No. 123 pro forma calculation in the first quarter of 2004.

      Summarized below is information regarding options outstanding under the Plan at December 31, 2003 and 2002:

	2003	2002

Options outstanding	456,432	145,157
Options exercisable	87,181	—
Weighted average exercise price	$60	$60
Weighted average remaining contractual life (years)	9.34	9.86

      Had Dex Media accounted for employee stock options grants under the fair value method prescribed by SFAS No. 123, compensation cost would have been allocated to the Company as described in Note 15. The pro forma results of the Company for year ended December 31, 2003 and the period from November 9 to December 31, 2002 would have been as follows (in thousands):

	Year Ended	For the Period
	December 31,	November 9, 2002 to
	2003	December 31, 2002

Net loss:
As reported	$(41,798)	$(28,104)
Pro forma	(42,011)	(28,126)

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following are the weighted average assumptions used to estimate the fair value of options granted under the plan during 2003 and 2002.

	2003	2002

Risk-free interest rate	3.19%	2.88%
Expected dividend yield	0%	0%
Expected option life (years)	5.0	5.0
Expected stock price volatility	0%	0%
Grant date fair value	$8.84	$8.03
Options granted	311,275	145,157

           Predecessor

      Employees of the Predecessor participated in the Qwest employee stock incentive plans. The Qwest employee stock incentive plans were accounted for using the intrinsic value method of APB Opinion No. 25 under which no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Generally, options granted to current Dex Media East employees under this plan expired 90 days after the acquisition of Dex East by the Company.

      Had the Predecessor accounted for Qwest employee stock option grants under the fair value method prescribed by SFAS No. 123, the pro forma results of Dex East would have been as follows (in thousands):

	Period from
	January 1 to	Year Ended
	November 8,	December 31,
	2002	2001

Net income:
As reported	$157,093	$160,555
Pro forma	156,705	160,019

      Following are the weighted average assumptions used to estimate the fair value of stock options granted to employees of the Predecessor during the period from January 1 to November 8, 2002 and the year ended December 31, 2001.

	Period from
	January 1 to	Year Ended
	November 8,	December 31,
	2002	2001

Risk-free interest rate	4.2%	4.2%
Expected dividend yield	0.0%	0.1%
Expected option life (years)	5.0	5.5
Expected stock price volatility	49.3%	64.0%
Grant date fair value	$2.72	$15.58
Options granted	137,686	369,940

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

      The composition of the income tax (benefit) provision follows (in thousands):

	Company		Predecessor

		Period from	Period from
	Year Ended	November 9 to	January 1 to	Year Ended
	December 31,	December 31,	November 8,	December 31,
	2003	2002	2002	2001

Federal:
Current	$—	$(13,116)	$104,631	$79,214
Deferred	(22,322)	(2,006)	(19,481)	7,019

Total Federal	(22,322)	(15,122)	85,150	86,233

State and Local:
Current	—	(3,259)	27,482	21,057
Deferred	(4,295)	(498)	(6,003)	1,002

Total State and Local	(4,295)	(3,757)	21,479	22,059

Total income tax (benefit) provision	$(26,617)	$(18,879)	$106,629	$108,292

      The effective tax rate differs from the statutory tax rate as follows:

	Company		Predecessor

		Period from	Period from
	Year Ended	November 9 to	January 1 to	Year Ended
	December 31,	December 31,	November 8,	December 31,
	2003	2002	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net	4.6	5.2	5.2	5.2
Other	(0.7)	—	0.2	0.1

Effective tax rate	38.9%	40.2%	40.4%	40.3%

     Company

      The acquisition of Dex East (as more fully described in Note 1(a)) was considered to be a taxable asset acquisition for income tax purposes. As a result, the Company recorded the tax basis of all acquired assets at their fair market value at the date of acquisition. In addition, the Company acquired several intangible assets for tax purposes that will be amortized on a straight-line basis over a 15-year period beginning with the date of acquisition.

      Dex Media East is included in the consolidated federal income tax return and combined or consolidated state income tax returns, where permitted, for Dex Media, the Company’s ultimate parent. Dex Media East is a single member limited liability company and is disregarded as a separate taxable entity from its parent for income tax purposes. The Company calculates and records income taxes as if it filed a separate corporate income tax return on an individual basis. For the year ended December 31, 2003, the Company generated a loss for tax purposes of approximately $44.3 million. For the period November 9 to December 31, 2002, the Company generated a loss for tax purposes of approximately $40.7 million. Because the earlier period is considered to be a short-period for income tax purposes, certain items included in the computation of the tax loss were adjusted to reflect limitations imposed by existing tax law associated with short-period income tax

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returns. The net operating loss for the year ended December 31, 2003 will expire in the year 2023 and, the net operating loss for the period from November 9, to December 31, 2002 will expire in the year 2022. No valuation allowance has been provided for the net operating loss as it is more likely than not that the net operating loss carryovers will be utilized before the end of the expiration period. This presumption is based upon the book and taxable income expected to be generated by the Company over the next several years. No payments for income taxes were made for the year ending December 31, 2003 or for the period from November 9 to December 31, 2002.

      The components of the net deferred tax assets are as follows (in thousands):

	Company Year ended
	December 31,

	2003	2002

Current:
Expenses not currently deductible	$5,979	$1,053

Net current deferred tax assets	5,979	1,053

Noncurrent:
Post-employment benefits, including pension	3,047	312
Amortization of goodwill and other intangibles	1,773	765
Net operating loss carryforward	33,642	16,375
Depreciation	497	301
Other	3,192	2,437

Net noncurrent deferred tax assets	$42,151	$20,190

      Included in other noncurrent deferred tax assets as of December 31, 2003 and 2002 are approximately $2.6 million and $2.4 million, respectively in deferred tax assets associated with mark-to-market adjustments for the Company’s derivative financial instruments, with the related tax benefit included in accumulated other comprehensive income on the consolidated balance sheet.

Predecessor

      The Predecessor accounted for income taxes as if it were a separate taxpayer. However, the Predecessor was included in the Qwest federal consolidated income tax return and combined state income tax returns. As a result of Predecessor’s inclusion in the Qwest returns, it was expected that there would be no cash obligation associated with its taxable income due to the utilization of losses from other Qwest affiliates. The Predecessor and its parent did not have a formal tax-sharing arrangement and there was no provision to settle intercompany tax related receivables and payables. Consequently, for financial reporting purposes, the Predecessor reflected in its statements of changes in owner’s deficit, contributions and distributions in lieu of recording receivables and payables for current income taxes. The contributions and distributions are reflected as non-cash charges/(credits) to operations in the statements of cash flows.

      Qwest Dex made net payments of income taxes to third parties and Qwest Services Corporation (“QSC”) of which $28.4 million and $29.1 million for the period from January 1 to November 8, 2002, and for the year ended December 31, 2001, respectively, were apportioned to Dex East.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans

(a)	Pension and other post-retirement benefits

(i) General description

Company

      Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted an other post-retirement benefit plan providing retiree healthcare (together, the “Dex Media Plans”) with features similar to the Qwest plans described below. All individuals who became employees of Dex Media in connection with the Acquisition and who previously participated in the Qwest plans now participate in the Dex Media Plans. Employees of Qwest Dex who retired prior to the date of the Acquisition became retirees of Qwest and as such receive benefits under the Qwest plans. Dex Media has filed for a determination letter with the IRS for its pension plan. The actuarially determined liabilities of $192.1 million for the Qwest pension plan and $51.5 million for the Qwest other post-retirement benefit plan attributable to individuals that became employees of Dex Media East and Dex Media West as of the dates of acquisition (November 8, 2002 and September 9, 2003, respectively) were assumed by the Dex Media Plans. During 2003, pension trust assets from the Qwest pension trust totaling $192.3 million were transferred to the Dex Media pension trust.

      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for 2003 and 2002. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for 2003 and 2002.

      On September 9, 2003, Dex West employees became employees of Dex Media East. As such, all employee-related liabilities, including pension and other post-retirement obligations, are included in Dex Media East’s reported liabilities, with an offsetting asset recorded as an affiliate receivable from Dex Media West for the portion of the liability associated with the Dex Media East employees who provide services to Dex Media West. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media East employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue. Effective January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Service LLC.

Predecessor

      Qwest Dex employees participated in the Qwest pension, other post-retirement and other post-employment benefit plans. The amounts contributed by Qwest Dex to these plans were not segregated or restricted to pay amounts due to Qwest Dex employees and could be used to provide benefits to other employees of Qwest or its affiliates. The cost of pension and post-retirement health care and life insurance benefits and required contributions were apportioned to Qwest Dex based upon demographic information provided by the plan administrator.

      The noncontributory defined benefit pension plan included substantially all management and occupational (union) employees. Post-retirement healthcare and life insurance plans provided medical, dental, and life insurance benefits for certain retirees. Qwest also provided post-employment benefits to certain former employees.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pension credits and other post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Qwest’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Qwest or Qwest Dex in 2001 or in 2002 through the date of sale and neither Qwest nor Qwest Dex made any contributions to the other post-retirement benefit plan in 2001 or in 2002 through the date of sale.

      Dex East was apportioned pension credits for the period of January 1 to November 8, 2002, and the year ended December 31, 2001, of $5.9 million and $10.4 million, respectively. Dex East’s apportioned post-retirement benefit costs for the period from January 1 to November 8, 2002, and the year ended December 31, 2001 were $2.5 million and a credit of $0.5 million, respectively. These amounts represent Dex East’s apportioned share of the pension credits and post-retirement benefit costs of Qwest, based on employee demographic information.

(ii) Obligations and funded status (in thousands)

	Pension Benefit		Post-Retirement Benefits

		Period from		Period from
	Year Ended	November 9 to	Year Ended	November 9 to
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Change in benefit obligation
Projected benefit obligation at beginning of period	$88,939	$87,518	$31,850	$27,368
Service cost	6,512	542	1,230	128
Interest cost	8,494	879	2,426	274
Amendments	(1,972)	—	(4,510)	—
Actuarial loss	6,287	—	408	4,080
Benefits paid	(10,036)	—	(42)	—
Benefit obligation relating to Dex West employees	104,557	—	24,117	—

Projected benefit obligation at end of period	$202,781	$88,939	$55,479	$31,850

Change in plan assets
Fair value of plan assets at beginning of period	$80,236	$80,266	$—	$—
Actual return on plan assets	20,235	(30)	—	—
Employer contribution		—	42	—
Benefits paid	(10,036)	—	(42)	—
Assets received from prior plan for Dex West employees	103,590	—	—	—

Fair value of plan assets at end of period	$194,025	$80,236	$—	$—

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefit		Post-Retirement Benefits

		Period from		Period from
	Year Ended	November 9 to	Year Ended	November 9 to
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Funded status	$(8,756)	$(8,703)	$(55,479)	$(31,850)
Unrecognized net actuarial (gain) loss	(3,101)	1,147	4,488	4,080
Unrecognized prior service cost	(1,972)	—	(4,510)	—

Total accrued liabilities	(13,829)	(7,556)	(55,501)	(27,770)
Less Dex Media West allocation	7,313	—	28,206	—

Dex Media East accrued liabilities	$(6,516)	$(7,556)	$(27,295)	$(27,770)

      The accrued liability for pension and other post-retirement benefits relating to Dex Media West at December 31, 2003 are $7.3 million and $28.2 million, respectively.

      The accumulated benefit obligation for the defined benefit pension plan was $170.3 million and $73.3 million at December 31, 2003, and December 31, 2002, respectively.

(iii) Components of net periodic benefit cost (in thousands)

	Pension Benefit		Post-Retirement Benefits

		Period from		Period from
	Year Ended	November 9 to	Year Ended	November 9 to
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Service cost	$6,512	$542	$1,230	$128
Interest cost	8,494	879	2,426	274
Expected return on plan assets	(9,700)	(1,117)	—	—

Total net periodic benefit cost	5,306	304	3,656	402
Less Dex Media West allocation	1,233	—	879	—

Dex Media East net periodic benefit cost	$4,073	$304	$2,777	$402

      The net periodic benefit cost for pension and other post-retirement benefits relating to Dex Media West for the year ended December 31, 2003 are $1.2 million and $0.9 million, respectively.

      To compute its expected return on plan assets, Dex Media applies its expected rate of return to the market-related value of the pension plan assets. In computing the market-related asset value, companies may elect to amortize the difference between the actual return on plan assets and the expected return on plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” Dex Media elected to amortize actual returns on its plan assets falling outside a defined corridor over a five year period. Any actual returns falling within the corridor are recognized currently. Dex Media defined the corridor as a range that is 50% higher and 50% lower than the expected return on plan assets. For the year ending December 31, 2003, the corridor is defined as the range from 4% to 12%, based upon its expected return of 8%.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iv) Assumptions

      The actuarial assumptions used to compute the pension and other post-retirement net periodic benefit costs are based upon information available as of January 1, 2003, and November 8, 2002, respectively, and are as follows:

	Pension		Post-Retirement
	Benefits		Benefits

	2003	2002	2003	2002

Weighted average discount rate	6.50%	6.75%	6.50%	6.75%
Weighted average rate of compensation increase	4.65%	4.65%	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	9.40%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2013	2013

      The actuarial assumptions used to compute the projected benefit obligation for the plans are based upon information available as of December 31, 2003, and December 31, 2002, respectively, and are as follows:

	Pension		Post-Retirement
	Benefits		Benefits

	2003	2002	2003	2002

Weighted average discount rate	6.25%	6.75%	6.25%	6.75%
Weighted average rate of compensation increase	4.00%	4.65%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2014	2013

      Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2003 (in thousands):

	One Percent Change

	Increase	Decrease

Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$154	$(126)
Effect on accumulated post-retirement benefit obligation (balance sheet)	1,814	(1,586)

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(v) Plan assets

      Dex Media’s pension plan weighted-average asset allocations at December 31, 2003, by asset category, are as follows:

	Plan Assets at	Asset Allocation
	December 31, 2003	Target

Asset Category
Equity Securities	57%	60%
Debt Securities	29%	35%
Real Estate	5%	5%
Cash	9%	0%

Total	100%	100%

      The plan’s assets are invested in accordance with investment practices that emphasize long-term investment fundamentals. The plan’s investment objective is to achieve a positive rate of return over the long-term from capital appreciation and a growing stream of current income that would significantly contribute to meeting the plan’s current and future obligations. These objectives can be obtained through a well-diversified portfolio structure in a manner consistent with plan’s investment policy statement.

      The plan’s assets are invested in marketable equity and fixed income securities managed by professional investment managers. The plan’s assets are to be broadly diversified by asset class, investment style, number of issues, issue type and other factors consistent with the investment objectives outlined in the plan’s investment policy statement. The plan’s assets are to be invested with prudent levels of risk and with the expectation that long-term returns will maintain and contribute to increasing purchasing power of the plan’s assets, net of all disbursements, over the long-term.

      The plan’s assets in separately managed accounts may not be used for the following purposes: short sales, purchases of letter stock, private placements, leveraged transactions, commodities transactions, option strategies, investments in some limited partnerships, investments by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in the plan’s investment policy statement.

      In 2003, the Dex Media assumed an expected long-term rate of return of 8% in computing its net periodic pension cost. The basis used for determining this rate was the historical capital market returns for an asset mix similar to the Pension Plan’s 65% equity and 35% fixed income. Dex Media did not begin to manage the trust assets until November 1, 2003, when Qwest transferred assets from its pension trust to the Dex Media pension trust. From January 1, 2003 until the date of transfer, Qwest Asset Management Company managed the Dex Media pension assets as provided for in the Purchase Agreement. In determining the 2004 expected long-term rate of return, Dex Media made adjustments to the historical return based on the expectation that there is opportunity for active management of the trust’s investments to add value over the long term. This expectation was supported by calculating historical returns for the eight investment managers who were selected to actively manage the trust’s assets. As a result, Dex Media will be assuming an expected long-term rate of return of 9% in 2004.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(vi) Cash flows

      Dex Media does not expect to make any contributions to its pension plan in 2004.

(vii) New matters

      On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As provided by FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” Dex Media has elected to defer recognizing the effects of the Medicare Act on its post-retirement benefit plan. Therefore, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements and accompanying notes do not give effect to the Medicare Act. Specific authoritative guidance on the accounting for the effects of the Medicare Act is pending and that guidance, when issued, could require Dex Media to change previously reported information.

      Effective February 1, 2004, Dex Media’s pension plan was amended to eliminate the death benefit previously provided to certain management employees. This amendment resulted in approximately $0.2 million in annual expense savings and a reduction in the projected benefit obligation of $2.0 million.

      Effective January 1, 2004, several changes were made to the Company’s retiree health care plan for management and Communications Workers of America (“CWA”) retirees resulting in approximately $0.6 million in annual expense savings and a reduction in the projected benefit obligation of $4.5 million. The changes are as follows: (1) elimination of Company-provided post-65 medical coverage for management retirees, (2) elimination of Medicare Part B reimbursement for management retirees, (3) implementation of pre-65 retiree medical plan for all management employees with associated employee contributions, (4) change in dental coverage to a voluntary retiree-paid plan for management and CWA retirees and (5) a reduction in the life insurance benefit for management and CWA retirees.

(b)	401(k) plan

Company

      Effective November 1, 2002, Dex Media adopted a defined contribution benefit plan covering substantially all management and occupational employees of Dex Media. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to a maximum percentage identified in the plan. The annual pre-tax dollar contribution of the employees is limited to the maximum amount determined by the Internal Revenue Service. Employees who previously participated in the Qwest Savings & Investment Plan (“QSIP”) described below were given the option of leaving their balance in that plan, moving their balance to the Dex Media plan, or moving their balance to another qualified plan. Those employees who chose to participate in the Dex Media plan were credited with previous service for eligibility and vesting purposes in the new plan. Rollover contributions in 2002 and 2003 from QSIP to the Dex Media, Inc. Employee Savings Plan totaled $43.0 million.

      Dex Media matches a percentage of employee contributions, and those matching contributions allocated to Dex Media East as recorded in the statement of operations were $2.5 million for the period ending December 31, 2003. No contributions were recorded in the statement of operations for the period ending December 31, 2002. Effective January 1, 2004, Dex Media increased the matching formula for all management employees participating in its defined contribution plan from 100% on the first 3% of employee contributions to 100% on the first 4% of employee contributions and 50% on the next 2% of employee

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions. Dex East was apportioned its share of matching contributions to the QSIP amounting to $0.3 million and $2.1 million for the period from January 1 to November 8, 2002, and the year ended December 31, 2001, respectively.

Predecessor

      Qwest sponsored a defined contribution benefit plan covering substantially all management and occupational employees, including employees of Qwest Dex. Under the plan, employees could contribute a percentage of their annual compensation to the Plan up to a maximum percentage identified in the plan. The annual pre-tax dollar contribution by the employees is limited to the maximum amount determined by the Internal Revenue Service. Qwest matched a percentage of employee contributions, and those matching contributions were invested in Qwest common stock. Dex East was apportioned its share of matching contributions to the plans of $1.6 million and $2.1 million for the period from January 1 to November 8, 2002 and for the year ended December 31, 2001, respectively. Effective January 1, 2002, Qwest merged the Qwest plan into the U S WEST, Inc. plan which was renamed the Qwest Savings & Investment Plan (“QSIP”). As a result of Qwest’s failure to file its June 30 and September 30, 2002 quarterly reports on Form 10-Q, Qwest suspended the investment of employee contributions in its common stock. These filings were made subsequent to November 8, 2002.

(c)	Employee Stock Purchase Plan

Company

      As of December 31, 2003 and December 31, 2002, Dex Media did not sponsor an employee stock purchase plan.

Predecessor

      Qwest has an Employee Stock Purchase Plan (“ESPP”) in which Qwest Dex employees were permitted to participate. Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase Qwest common stock at a price of 85% of the fair market value of the Qwest common stock on the last trading day of the month in which the Qwest common stock is purchased. As a result of Qwest’s failure to file its June 30 and September 30, 2002 quarterly reports on Form 10-Q, Qwest suspended purchases and sales under its ESPP until the filings were made in 2003.

14.	Commitments and Contingencies

(a)	Lease commitments

      The Company has entered into operating leases for office facilities and equipment with terms ranging up to 15 years. Minimum future lease payments for the operating leases associated with the properties used by the Company as of December 31, 2003, are as follows (in thousands):

2004	$7,248
2005	6,341
2006	6,118
2007	5,463
2008	4,073
Thereafter	5,159

$34,402

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recorded rent expense under operating leases of $8.3 million and $1.5 million for the year ended December 31, 2003 and for the period from November 9 to December 31, 2002, respectively. The Predecessor recorded rent expense under operating leases of $5.2 million and $10.7 million for the period from January 1 to November 8, 2002 and the year ended December 31, 2001, respectively. For the periods prior to November 8, 2002, rent expense was specifically identified to Dex East based upon the actual rent on properties Qwest Dex leased in the states included within the Predecessor’s combined financial statements.

      As required by the Dex East Purchase Agreement, the Company has leased its headquarters’ building (located at 198 Inverness Drive West in Englewood, Colorado) from Qwest on terms and conditions that are reasonably acceptable to the Company. The aggregate lease commitments disclosed above include the amounts associated with this provision of the agreement.

(b)	Litigation

Company

      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(c)	Collective bargaining agreement

      As of December 31, 2003, 49% of the Company’s employees providing services to the Company were members of the CWA. The collective bargaining agreement covering their employment expired in October 2003. In October 2003, the Company reached a three-year agreement with the CWA for a new collective bargaining agreement which was ratified by its member employees in December 2003. In addition, 18% of the Company’s employees providing service to the Company were members of the International Brotherhood of Electrical Workers (“IBEW”) Union. In January 2003, the Company extended its collective bargaining agreement with the IBEW until May 5, 2006.

(d)	Amdocs agreement

      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s and Dex Media West’s core production platform. Upon the consummation of the Dex West Acquisition, Dex Media’s obligation under the agreement totaled approximately $108.0 million. This project is designed to upgrade Dex Media’s existing software system to enhance its functionality. The Company will be allocated its proportionate share of these charges in accordance with its Shared Services and Employees Agreement as the charges are incurred over the five year period. In the event that Dex Media East is unable to meet its obligation, Dex Media West is required to assume the Company’s obligation for charges incurred. In the event Dex Media West is unable to meet its obligation under the agreement, the Company may be required to assume the portion of the obligation currently attributable to Dex Media West. As of December 31, 2003, the Company and Dex Media West have incurred $11.9 million and $3.1 million, respectively, under this agreement.

15.	Transactions with Dex Media West

(a)	Shared services

      As also described in Note 13, upon consummation of the acquisition of Dex West, all former Qwest employees became employees of Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media East employees providing services entirely for Dex Media West are allocated 100% to Dex Media West. Shared employee costs are allocated and charged to Dex Media West based upon Dex Media West’s proportional share of consolidated Dex Media revenue. The

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company records an affiliate receivable from Dex Media West for the employee-related charges allocated to Dex Media West. All cash related affiliate balances are settled at least monthly.

(b)	Due from Dex Media West

      As of December 31, 2003, amounts due from Dex Media West in the accompanying consolidated financial statements include the following (in thousands):

Current
Amounts due from Dex Media West	$16,875
Amounts due from Dex Media West related to employee compensation	11,679

28,554
Long-term
Amounts due from Dex Media West related to post-retirement obligations	35,519

Total due from Dex Media West	$64,073

16.	Transactions with Qwest and its Affiliates

(a)	Services provided by Qwest and its Affiliates

      Shared Services — Historically, the Predecessor reimbursed Qwest for services it and its affiliates provided to the Predecessor based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs. Fully distributed costs include costs associated with employees of Qwest or Qwest affiliates that are entirely dedicated to functions within Qwest Dex, many of whom became employees of Dex Media East and have been made available to Dex Media East and Dex Media West. Such fully distributed employee costs were paid by Qwest Dex through shared payroll and benefit systems as incurred. Other affiliate service costs were paid by Qwest Dex based upon presentation of periodic billings from Qwest or affiliates of Qwest. The allocation methodologies are consistent with the guidelines established for Qwest reporting to federal and state regulatory bodies. The historical costs for services provided to the Predecessor by Qwest affiliates were considered affiliate transactions.

      After the acquisition of Dex East, Qwest and Qwest LEC continued to provide certain services that they have historically provided to the Predecessor, including support services relating to information technology, data access services and payroll services, pursuant to a transition services agreement. Services provided by Qwest and its affiliates subsequent to the Acquisition are considered shared services with a third party. As of December 31, 2003, the Company terminated and replaced the transition services agreement with Qwest and Qwest LEC with services provided internally, or through arrangements with third parties.

      Billing and Collection — As discussed in Note 3(i) above, the Company has a billing and collection agreement with Qwest LEC under which revenue and related receivables are billed and collected by Qwest LEC on behalf of the Company for customers common between Dex Media East and Qwest LEC within the local service area. The amounts paid to Qwest LEC are based on tariffed or contractually negotiated rates, as applicable, for these billing and collection services. This agreement will be in effect until November 7, 2004, although Qwest LEC will provide transitional billing services for transactions billed through the system as of the date of termination or expiration of this agreement for an interim period not to exceed 12 months.

      Telephony and Data Services — Telephony and data services are provided to the Company by Qwest LEC, primarily at tariffed or negotiated contract rates, based upon a master services agreement in effect until November 8, 2017.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Customer Lists — Pursuant to a list license agreement between the Company and Qwest LEC, the Company acquires a listing of all business and residential customers annually from Qwest LEC. The amount charged to the Company is consistent with the prevailing third party market prices charged by Qwest LEC to nonaffiliated purchasers of these same customer lists. This agreement will be in effect until September 2006, subject to automatic renewal for additional 18-month terms until either Qwest LEC or the Company terminate this agreement by providing 18 months notice.

      Included in the consolidated statements of operations are the following shared services (in thousands):

	Company		Predecessor

		Period from	Period from
	Year Ended	November 9 to	January 1 to	Year Ended
	December 31,	December 31,	November 8,	December 31,
	2003	2002	2002	2001

Cost of revenue	$11,138	$1,969	$4,253	$11,132
General and administrative expenses	9,185	1,702	31,536	27,496

Total	$20,323	$3,671	$35,789	$38,628

(b)	Services provided to Qwest and its affiliates

      Rates charged for advertising services provided by the Predecessor to Qwest and its affiliates were determined based upon prevailing third party market prices. Included in Predecessor’s revenue is $6.8 million for the period January 1, 2002 to November 8, 2002 and $6.3 million for the year ended December 31, 2001.

      As part of the Advertising Commitment Agreement dated September 9, 2003, Qwest agreed to purchase from the Company and Dex Media West, under a take-or-pay arrangement, a minimum of $20.0 million annually in advertising services over a 15-year period beginning with the date of the Acquisition. For the year ended December 31, 2003 and the period from November 9 through December 31, 2002, Qwest purchased from the Company $19.2 million and $2.3 million, respectively, in advertising services under this arrangement. If Qwest purchases more than $20.0 million of advertising in any one year pursuant to such agreement, up to $5.0 million of the excess could be carried over to the subsequent year’s minimum advertising purchase requirement. In addition, as part of the agreement, Dex Media East agreed to allocate $2.9 million of advertising purchased in 2002 to the 2003 advertising purchase commitment. Supplementally, Dex Media East and Dex Media West agreed to allocate the cash received under the take-or-pay arrangement at 42% and 58%, respectively.

(c)	Due from (to) Qwest and its affiliates

      Amounts due from (to) Qwest and its affiliates in the accompanying consolidated financial statements include the following (in thousands):

	December 31,

	2003	2002

Accounts receivable purchased by Qwest LEC	$2,748	$3,015
Amounts due from Qwest and its affiliates	4,270	3,418
Amounts due to Qwest and its affiliates	(1,165)	(24,539)

17.	Related Party Transactions, Other than Dex Media West

      In connection with the acquisition of Dex East, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the acquisition of Dex East of $15.0 million. In addition, each of the Sponsors will receive an annual advisory fee of $1.0 million for advisory, consulting and other services. These annual payments shall continue until such time as the agreement is terminated. Pursuant to this management consulting agreement, the Company incurred $2.0 million and $0.3 million in annual advisory fees for the year ended December 31, 2003 and the period from November 9 to December 31, 2002, respectively, and $30.0 million in aggregate one-time transaction fees on November 8, 2002.

      On November 10, 2003, the Company’s indirect parent, Dex Media, issued $500.0 million 8% Notes due 2013 and $389.0 million 9% Discount Notes due 2013 for total proceeds of $750.2 million, which were paid by Dex Media as a dividend to its parent. Such notes are expected to be serviced and repaid from dividends from the Company and its affiliate, Dex Media West, subject to any restrictions in their respective debt agreements.

      As more fully described in Note 14(d), the Company entered into an agreement with Amdocs for the complete modernization of the Company’s core production platform. WCAS, one of the sponsors, is a shareholder of Amdocs.

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”), pursuant to which SAVVIS will provide network connections and other services to support the Company’s integrated production system and other systems. SAVVIS is an affiliate of WCAS, one of the Sponsors. The Company and Dex Media West expect to pay SAVVIS approximately $2.2 million, collectively, over the two-year term of the contract, although the Company has the option to purchase additional services for which the Company would pay SAVVIS additional fees.

18.	Merger-Related Expenses and Impairment Charges (Predecessor)

(a)	Merger-related expenses

      On June 30, 2000, Qwest completed its acquisition (the “Merger”) of U S WEST, INC. U S WEST, INC. was deemed the accounting acquirer and its historical financial statements, including those of its wholly owned subsidiaries, were carried forward as those of the newly combined company.

      In connection with the Merger, Qwest’s management undertook several activities to align the companies, eliminate redundancies and exit certain business activities. Certain of these actions affected Qwest Dex, principally the involuntary separation of 359 employees. Qwest and Qwest Dex considered only those costs that were incremental and directly related to the Merger to be “Merger-related.”

      Dex East recorded Merger-related charges as follows (in thousands):

Predecessor
Year ended
December 31,
2001

Contractual settlements	$860
Severance and employee-related expenses	2,131
Rebranding	868

Total Merger-related expenses	$3,859

      Contractual settlements were incurred to cancel various commitments no longer deemed necessary as a result of the Merger.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Merger, Qwest Dex reduced employee levels by 359 people. These employees were terminated prior to December 31, 2001. Included in the above severance and employee-related expenses were costs associated with payments to employees who involuntarily left the business since the consummation of the Merger.

(b)	Impairment charges

      In December 2001, Qwest Dex reviewed all internal software projects in process. At that time, management decided that certain projects should no longer be pursued as other systems with greater long-term utility had become available. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. Capitalized software costs related to Dex East of $6.7 million were written off in December 2001. The abandoned projects included a sales automation project as well as various system enhancements.

19.	Subsequent Event

      On February 11, 2004, the Company’s indirect parent, Dex Media, issued $361.0 million in 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $250.5 million were paid by Dex Media as a distribution to its parent. Such notes are expected to be serviced and repaid from distributions from the Company and its affiliate, Dex Media West, subject to any restrictions in their respective credit facilities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Dex Media East maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media East’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of December 31, 2003, Dex Media East carried out an evaluation, under the supervision and with the participation of Dex Media East’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Dex Media East’s disclosure controls and procedures. Based on the foregoing, the Dex Media East’s Chief Executive Officer and Chief Financial Officer concluded that Dex Media East’s disclosure controls and procedures were effective.

      There have been no significant changes in Dex Media East’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date Dex Media East completed its evaluation.

PART III

Item 10.	Directors and Executive Officers

      The following table sets forth certain information regarding our executive officers and directors as of December 31, 2003:

Name	Age	Position

George Burnett	48	President, Chief Executive Officer and Director
Robert M. Neumeister, Jr.	54	Executive Vice President and Chief Financial Officer
Marilyn B. Neal	55	Executive Vice President and Chief Operating Officer
Maggie Le Beau	45	Senior Vice President, Marketing
Linda Martin	50	Senior Vice President, Sales
Kristine Shaw	39	Senior Vice President, Sales
Bradley Richards	44	Senior Vice President, Operations
Francis B. Barker	41	Senior Vice President, Strategy and Corporate Development
Frank Eichler	47	Senior Vice President, General Counsel and Secretary
George Culbertson	58	Senior Vice President, Human Resources (retired effective March 31, 2004)
Helen Cousins	49	Senior Vice President, Chief Information Officer
Robert Houston	55	Vice President, Financial Planning and Analysis
Scott Pomeroy	42	Vice President, Finance and Treasurer
John W. Meyer	48	Vice President, Finance and Controller
Anthony Basile	34	Vice President, Central Services
James A. Attwood, Jr.	45	Co-Chairman of the Board
Anthony J. de Nicola	39	Co-Chairman of the Board
John Almeida, Jr.	33	Director
William E. Kennard	46	Director
Bruce E. Rosenblum	50	Director
Sanjay Swani	37	Director

      In addition, each of the executive officers set forth above is an officer of Dex Media East and Dex Media West and each of the directors set forth above is a director of Dex Media East and Dex Media West.

      George Burnett is our President, Chief Executive Officer and a Director. He joined us as President, Chief Executive Officer and Director upon consummation of the Dex East Acquisition. He served as President and Chief Executive Officer of Qwest Dex from February 2001 until September 2003 and serves as a Director and Chairman of the Yellow Pages Integrated Media Association, YPIMA as of March 2004. He joined Qwest as Chief Marketing Officer in August 2000. In 2000, he served as President and CEO of the Mass Market Retail Group of American Electric Power. Prior to holding that position, he spent six years at AT&T as President of Local Services, General Manager of two market segments and General Manager of Card and Operator Services. In addition, he worked for 14 years at D’Arcy Masius Benton and Bowles, a worldwide advertising agency. Mr. Burnett received an A.B. from Dartmouth College and an M.B.A. from Dartmouth’s Amos Tuck School.

      Robert M. Neumeister, Jr. is our Executive Vice President and Chief Financial Officer. He joined us as Executive Vice President and Chief Financial Officer in January 2003. From October 2001 until December 2002, Mr. Neumeister served as chief financial officer for Myriad Proteomics, Inc. From January 2000 until

June 2001, he served as chief financial officer of Aerie Networks, Inc. From December 1998 to December 1999, he served as Vice President and Director of Finance of Intel Corporation. Prior to joining Intel, he served as Chief Financial Officer of Sprint PCS LLC from September 1995 to November 1998. He is a member of the boards of directors of Symmetricom, Inc. and VA Software Corporation. Mr. Neumeister holds a B.A. from Vanderbilt University and an M.B.A. from the University of Virginia.

      Marilyn B. Neal is our Executive Vice President and Chief Operating Officer. She joined us as Executive Vice President and Chief Operating Officer in November 2002. From 2000 until November 2002, Ms. Neal served as Regional President, Transcoastal & National for Verizon Information Services with responsibilities for Verizon’s yellow pages business in the Western and Northeastern states. From 1974 to 2000, she held several positions with GTE Information Services, formerly GTE Directories, including Senior Vice President, Vice President of International, Vice President of Business Development and various other sales positions. In addition, she was a member of the board of directors of Chesapeake Directory Sales Corporation and the Association of Directory Marketing and was an active participant in the National Yellow Pages Association.

      Maggie Le Beau is our Senior Vice President of Marketing. She joined us as Senior Vice President of Marketing upon consummation of the Dex East Acquisition. She served as Senior Vice President of Marketing & Growth Ventures of Qwest Dex from November 1999 until September 2003. From 1994 until 1999, she served in other capacities within Qwest Dex, including as Director of Product Management and Pricing. Prior to joining Qwest Dex, Ms. Le Beau was a Senior Director in the marketing department at the American Express Company. Ms. Le Beau received a B.A. from Northwestern University and an M.B.A. from Harvard Business School.

      Linda Martin is Senior Vice President of Sales. She joined us as Senior Vice President of Sales in December of 2002. From 1977 until her retirement from Verizon in 2002, Ms. Martin served in a variety of sales and leadership positions with GTE/ Verizon including Publishing, Sales and Operations. From 2001 until 2002, Ms. Martin was Vice President of the Transcoastal Region, where she was instrumental in the GTE/Verizon merger process, particularly with the integration of the former R.H. Donnelley organization into Verizon Information Services. In the 1990s, she held the positions of Area Vice President, Vice President of Publishing, Operations, Sales and Quality, Vice President/ General Manager of the California Region and Regional Vice President of New York.

      Kristine Shaw is Senior Vice President of Sales. She joined us as Senior Vice President of Sales upon consummation of the Dex East Acquisition. She served as Vice President of Sales of Qwest Dex from 2001 until September 2003. From 1996 until 2001, she served in other capacities, including as Vice President of the Internet Group and New Ventures, with Qwest Dex. Prior to joining Qwest Dex, she worked for 10 years in the sales and marketing departments of TransWestern Publishing. Ms. Shaw earned an M.B.A. from the University of Denver.

      Bradley Richards is our Senior Vice President of Operations. He joined us as Senior Vice President of Operations upon consummation of the Dex East Acquisition. He served as Vice President of Operations of Qwest Dex from 2001 until September 2003. From 1999 until 2001, he served as Director of Operations for Gateway, Inc. Prior to holding that position, he worked for five years in a variety of strategic and operational positions at Worldcom, Inc. Mr. Richards received a B.A. and an M.P.A. from the University of Rhode Island and an M.A. from the University of Kentucky.

      Francis B. Barker is our Senior Vice President for Strategy and Corporate Development. He joined us as Senior Vice President of Strategy and Corporate Development in January 2003. Prior to joining us, Mr. Barker spent approximately four years leading investment activities in the media sector at The Carlyle Group, most recently as a Managing Director. Before joining Carlyle, Mr. Barker spent 10 years at Morgan Stanley providing investment banking services to media companies in various sectors. Mr. Barker is a magna cum laude graduate of Amherst College and holds an MBA degree from The Wharton School, University of Pennsylvania.

      Frank Eichler is our Senior Vice President, General Counsel and Secretary. He joined us as Senior Vice President, General Counsel and Secretary in June 2003. Prior to holding this position, he served as Executive

Vice President, General Counsel and Secretary for MediaOne Group. He was previously Senior Vice President of Corporate Development for Teletech, where he was responsible for transactions including mergers and acquisitions. Before joining Teletech, he was a founding partner of Lone Tree Capital, an investment firm targeting opportunities in communications, Internet and related industries. His experience also includes 16 years with U S WEST and its successor companies. Mr. Eichler received a B.S., a B.A., a J.D. and an M.B.A. from the University of South Dakota.

      Helen Cousins became our Senior Vice President, Chief Information Officer in November 2003. Prior to holding this position, Ms. Cousins was Senior Vice President and CIO of Corporate Technology at Cendant Corporation. Before that, she was Senior Vice President of Global Product Development at Dun and Bradstreet, and spent 24 years on Wall Street in senior management positions in both international and investment banking. Ms. Cousins received a B.S. from Fordham University and an M.B.A. from Pace University.

      Robert Houston is our Vice President of Financial Planning and Analysis. He joined us as Vice President of Financial Planning and Analysis upon consummation of the Dex East Acquisition. He served as Senior Director of Financial Planning and Analysis of Qwest Dex from 2000 until September 2003. From 1993 until 2000, he served as Director of Finance of Qwest Dex. Prior to holding that position, he worked for 12 years at Marketing Resources Group as Director of Finance and Planning (a predecessor to Qwest Dex). In addition, he held several other positions in the finance department of Qwest Dex since joining U S WEST in 1970. Mr. Houston received a B.A. from Utah State University.

      Scott Pomeroy is our Vice President of Finance and Treasurer. He joined us as Vice President of Finance and Treasurer upon consummation of the Dex East Acquisition. He served as a consultant to Qwest from May 2002 until November 2002. From 2000 to 2002, he served as Chief Financial Officer for Eotec Capital, LLC. He served as an “interim” Chief Financial Officer for clients of CFO Consulting Services from 1999 to 2000. Additionally, he held the positions of Chief Financial Officer and President and Chief Operating Officer of Lewis Foods Group from 1996 to 1999. He served as Chief Financial Officer for JELTEX Holdings from 1993 to 1996, and was senior manager for KPMG Peat Marwick from 1984 to 1992. Mr. Pomeroy received a B.B.A. in Accounting from the University of New Mexico and is a Certified Public Accountant, inactive.

      John W. Meyer is our Vice President of Finance and Controller. He joined us as Vice President of Finance and Controller in January 2003. Before joining us, he served as Vice President and Controller of Sprint PCS from its start-up until joining Aerie Networks as Senior Vice President and Controller in 2000. Prior to that, Mr. Meyer held various positions in finance at Nortel Networks and Motorola. Mr. Meyer holds a B.S. in accountancy from the University of Illinois, College of Business Administration.

      Anthony Basile is our Vice President of Central Services. He joined us as Vice President of Central Services upon consummation of the Dex East Acquisition. He served as Senior Director of Central Services of Qwest Dex from August 2001 until September 2003. From 1999 until 2001, he served as Director of Customer Service, Credit and Collections and as Director of Methods and Procedures of Qwest Dex. Prior to holding those positions, he worked for six years in a variety of positions at US WEST Dex. Mr. Basile received a B.A. from the University of Denver and a J.D. from the University of Denver College of Law.

      James A. Attwood, Jr. is Co-Chairman of the Board. He joined us as Co-Chairman of the Board upon consummation of the Dex East Acquisition. He has been a managing director of The Carlyle Group since November 2000. Prior to joining Carlyle, he served as Executive Vice President-Strategy, Development and Planning for Verizon Communications. He served as Executive Vice President-Strategic Development and Planning at GTE Corporation prior to that. Mr. Attwood joined GTE Corporation in 1996 as Vice President-Corporate Planning and Development after more than ten years in the investment banking division of Goldman, Sachs & Co. He received a BA and MA from Yale University in 1980 and an MBA and JD from Harvard University in 1985. Mr. Attwood was designated by affiliates of The Carlyle Group and elected as Co-Chairman of the Board pursuant to the equity holders agreement described under “Certain Relationships and Related Transactions.”

      Anthony J. de Nicola is Co-Chairman of the Board. He joined us as Co-Chairman of the Board upon consummation of the Dex East Acquisition. He has been a general partner of WCAS since April 1994. Previously, he worked for William Blair & Company for four years in the merchant banking area. Mr. de Nicola holds a B.A. degree from DePauw University and an M.B.A. from Harvard Business School. He is also a member of the boards of directors of Centennial Communications Corp., Valor Telecommunications, LLC, Alliance Data Systems Corporation, ITC^DeltaCom, Inc. and several private companies. Mr. de Nicola was designated by affiliates of WCAS and elected as Co-Chairman of the Board pursuant to the equity holders agreement.

      John Almeida, Jr. is a Director. He joined us as a Director upon consummation of the Dex East Acquisition. Mr. Almeida joined WCAS in March 1999 and is a general partner. Prior to joining WCAS, Mr. Almeida worked in the investment banking department of Lehman Brothers Inc. and previously worked at the private equity firm Westbury Capital Partners. Mr. Almeida holds a B.A. degree from Yale College. He is also a member of the board of directors of ITC^DeltaCom, Inc. Mr. Almeida was designated by affiliates of WCAS and elected as a Director pursuant to the equity holders agreement.

      William E. Kennard is a Director. He joined us as a Director upon consummation of the Dex East Acquisition. He has been a managing director of The Carlyle Group since May 2001. Prior to joining Carlyle, Mr. Kennard served as Chairman of the U.S. Federal Communications Commission from November 1997 to January 2001. He was the FCC’s general counsel from December 1993 to November 1997. Before serving in government, Mr. Kennard was a partner and member of the board of directors of the law firm of Verner, Liipfert, Bernhard, McPherson and Hand in Washington, DC. He is a member of the boards of directors of Nextel Communications, The New York Times Company and Handspring, Inc. Mr. Kennard graduated from Stanford University and received his law degree from Yale Law School. Mr. Kennard was designated by affiliates of The Carlyle Group and elected as a Director pursuant to the equity holders agreement.

      Bruce E. Rosenblum is a Director. He joined us as a Director upon consummation of the Dex East Acquisition. He has been a managing director of The Carlyle Group since May 2000. Prior to joining Carlyle, Mr. Rosenblum was a partner and Executive Committee member at the law firm of Latham & Watkins, where he practiced for 18 years, specializing in mergers and acquisitions and corporate finance. Mr. Rosenblum is a graduate of Yale University and received his J.D. from Columbia Law School. He is a member of the boards of directors of The Relizon Company, Rexnord Corporation and Videotron Telecom Ltee. Mr. Rosenblum was designated by affiliates of The Carlyle Group and elected as a Director pursuant to the equity holders agreement.

      Sanjay Swani is a Director. He joined us as a Director upon consummation of the Dex East Acquisition. Mr. Swani has been a general partner of WCAS since October 2001. Prior to joining WCAS, Mr. Swani was a principal at Fox Paine & Company (a San Francisco-based buyout firm) from June 1998 to June 1999 and prior to that worked in the mergers and acquisitions department of Morgan Stanley & Co. (a global financial services firm) from August 1994 to June 1998. Mr. Swani holds an A.B. degree from Princeton University, a J.D. from Harvard Law School, and an M.S. from the MIT Sloan School of Management. He is also a member of the boards of directors of Banctec Inc, ITC^DeltaCom, Inc., Global Knowledge Networks, Inc. and Valor Telecommunications, LLC. Mr. Swani was designated by affiliates of WCAS and elected as a Director pursuant to the equity holders agreement.

Office of the Chairman

      James A. Attwood, Jr., Anthony J. de Nicola, George Burnett, Robert M. Neumeister, Jr. and Marilyn Neal currently comprise the Office of the Chairman. The Office of the Chairman has general supervision over our affairs and such other duties as the Board of Directors assigns to it from time to time.

Committees of the Board of Directors

      Our Board of Directors has an Audit Committee and a Compensation Committee.

Audit Committee

      The audit committee is comprised of James A. Attwood, Jr., William E. Kennard, Sanjay Swani and John Almeida, Jr. The audit committee reviews our various accounting, financial reporting and internal control functions and makes recommendations to the Board of Directors for the selection of independent public accountants. In addition, the committee monitors the independence of our independent accountants.

Compensation Committee

      The Compensation Committee is comprised of James A. Attwood, Jr. and Anthony J. de Nicola. The Compensation Committee is responsible for establishing and administering the policies that govern compensation to all employees. The Compensation Committee specifically approves grants of stock options and other equity awards to employees, changes in compensation of officers and annual bonuses and other employee benefits granted to officers.

Compensation of Directors

      Directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table sets forth information with respect to compensation for services in all capacities for the fiscal year ended December 31, 2003 paid to our President and Chief Executive Officer and our four other most highly compensated executive officers serving as our executive officers on December 31, 2003, whom we refer to as the Named Executive Officers. The Named Executive Officers also served as executive officers of Dex Media and Dex Media West during the fiscal year ended December 31, 2003. In addition, all of the Named Executive Officers other than Mr. Neumeister served as executive officers of Qwest Dex from January 1, 2003 to September 9, 2003, the date of the consummation of the acquisition of Dex West. Compensation received by the Named Executive Officers during the fiscal year ended December 31, 2003 for services in their capacities as executive officers of Dex Media, Dex Media West and/or Qwest Dex, as applicable, is included in the following table in addition to compensation received for services in their capacities as executive officers of Dex Media East.

      This table, and those throughout Item 11, “Executive Compensation,” do not reflect the effects of adjustments made in March 2004 to the exercise price and number of securities underlying outstanding options in order to minimize dilution of benefits under the Plan related to the distribution of $250.5 million by Dex Media to its parent.

					Long-Term Compensation
	Annual Compensation
					Securities
				Other Annual	Under-Lying	All Other
				Compensation	Options/	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	SARs (#)	($)(2)

George Burnett	2003	456,731	797,250	—	58,647	5,712
President and Chief Executive Officer(3)
Robert M. Neumeister, Jr.	2003	315,766	435,000	—	70,377	6,000
Executive Vice President and Chief Financial Officer(4)
Marilyn B. Neal	2003	312,500	510,080	—	35,188	6,000
Executive Vice President and Chief Operating Officer(5)
Maggie Le Beau	2003	225,000	246,250	—	11,729	6,000
Senior Vice President, Marketing(6)
Linda Martin	2003	225,000	342,750	—	23,459	5,381
Senior Vice President, Sales(7)
Kristine Shaw	2003	225,000	246,250	—	11,729	5,170
Senior Vice President, Sales(8)

(1)	Does not include perquisites and other personal benefits because the value of these items did not exceed the lesser of $50,000 or 10% of reported salary and bonus for any of the Named Executive Officers.

(2)	Includes Dex Media matching contributions to a defined benefit plan during 2003. Amounts contributed by Qwest were invested in the QSIP in Qwest stock. Amounts contributed by Dex Media were invested in the Dex Media Plan according to the employee’s investment allocation. The Named Executive officers are fully vested in these matching contributions.

(3)	Prior to September 9, 2003, a portion of the compensation earned by or paid to Mr. Burnett was allocated to us and a portion was allocated to Qwest Dex. Accordingly, for the period from January 1, 2003 to September 9, 2003, $190,954, $486,264 and $0 of Mr. Burnett’s total salary, bonus and all other compensation, respectively, was allocated to us and $120,296, $170,000 and $5,712 of Mr. Burnett’s total salary, bonus and all other compensation, respectively, was allocated to Qwest Dex. Subsequent to September 9, 2003, a portion of the compensation earned by or paid to Mr. Burnett was allocated to us and a portion was allocated to Dex Media West. Accordingly, for the period from September 10, 2003 to December 31, 2003, $63,139 and $61,188 of Mr. Burnett’s total salary and bonus, respectively, was allocated to us and $82,342 and $79,798 of Mr. Burnett’s total salary and bonus, respectively, was allocated to Dex Media West. Does not include $126,438 paid to Mr. Burnett by Qwest Dex, Inc. relating to in-the-money options to purchase common stock of Qwest or $48,578 paid to Mr. Burnett by Qwest Dex, Inc. relating to the payment of deferred compensation for the periods prior to the fiscal year ended December 31, 2003.

(4)	Prior to September 9, 2003, all of the compensation earned by or paid to Mr. Neumeister was allocated to us. For the period from January 1, 2003 to September 9, 2003, $218,405, $334,792 and $4,150 of Mr. Neumeister’s total salary, bonus and all other compensation, respectively, was allocated to us. Subsequent to September 9, 2003, a portion of the compensation earned by or paid to Mr. Neumeister was allocated to us and a portion was allocated to Dex Media West. Accordingly, for the period from September 10, 2003 to December 31, 2003, $42,255, $43,490 and $803 of Mr. Neumeister’s total salary, bonus and all other compensation, respectively, was allocated to us and $55,106, $56,718 and $1,047 of

Mr. Neumeister’s total salary, bonus and all other compensation, respectively, was allocated to Dex Media West.

(5)	Prior to September 9, 2003, all of the compensation earned by or paid to Ms. Neal was allocated to us. For the period from January 1, 2003 to September 9, 2003, $216,146, $409,872 and $4,150 of Ms. Neal’s total salary, bonus and all other compensation, respectively, was allocated to us. Subsequent to September 9, 2003, a portion of the compensation earned by or paid to Ms. Neal was allocated to us and a portion was allocated to Dex Media West. Accordingly, for the period from September 10, 2003 to December 31, 2003, $41,818, $43,490 and $803 of Ms. Neal’s total salary, bonus and all other compensation, respectively, was allocated to us and $54,536, $56,718 and $1,047 of Ms. Neal’s total salary, bonus and all other compensation, respectively, was allocated to Dex Media West.

(6)	Prior to September 9, 2003, a portion of the compensation earned by or paid to Ms. Le Beau was allocated to us and a portion was allocated to Qwest Dex. Accordingly, for the period from January 1, 2003 to September 9, 2003, $80,232, $145,156 and $2,164 of Ms. Le Beau’s total salary, bonus and all other compensation, respectively, was allocated to us and $75,393, $56,000 and $1,558 of Ms. Le Beau’s total salary, bonus and all other compensation, respectively, was allocated to Qwest Dex. Subsequent to September 9, 2003, a portion of the compensation earned by or paid to Ms. Le Beau was allocated to us and a portion was allocated to Dex Media West. Accordingly, for the period from September 10, 2003 to December 31, 2003, $30,109, $19,571 and $720 of Ms. Le Beau’s total salary, bonus and all other compensation, respectively, was allocated to us and $39,266, $25,523 and $939 of Ms. Le Beau’s total salary, bonus and all other compensation, respectively, was allocated to Dex Media West. Does not include $32,489 paid to Ms. Le Beau by Qwest Dex. relating to the payment of deferred compensation for periods prior to the fiscal year ended December 31, 2003.

(7)	Prior to September 9, 2003, a portion of the compensation earned by or paid to Ms. Martin was allocated to us and a portion was allocated to Qwest Dex. Accordingly, for the period from January 1, 2003 to September 9, 2003, $92,417, $297,656 and $1,006 of Ms. Martin’s total salary, bonus and all other compensation, respectively, was allocated to us and $63,208, $0 and $3,144 of Ms. Martin’s total salary, bonus and all other compensation, respectively, was allocated to Qwest Dex. Subsequent to September 9, 2003, a portion of the compensation earned by or paid to Ms. Martin was allocated to us and a portion was allocated to Dex Media West. Accordingly, for the period from September 10, 2003 to December 31, 2003, $30,109, $19,571 and $803 of Ms. Martin’s total salary, bonus and all other compensation, respectively, was allocated to us and $39,266, $25,523 and $1,047 of Ms. Martin’s total salary, bonus and all other compensation, respectively, was allocated to Dex Media West.

(8)	Prior to September 9, 2003, a portion of the compensation earned by or paid to Ms. Shaw was allocated to us and a portion was allocated to Qwest Dex. Accordingly, for the period from January 1, 2003 to September 9, 2003, $147,733, $145,156 and $3,339 of Ms. Shaw’s total salary, bonus and all other compensation, respectively, was allocated to us and $7,892, $56,000 and $237 of Ms. Shaw’s total salary, bonus and all other compensation, respectively, was allocated to Qwest Dex. Subsequent to September 9, 2003, a portion of the compensation earned by or paid to Ms. Shaw was allocated to us and a portion was allocated to Dex Media West. Accordingly, for the period from September 10, 2003 to December 31, 2003, $30,109, $19,571 and $692 of Ms. Shaw’s total salary, bonus and all other compensation, respectively, was allocated to us and $39,266, $25,523 and $902 of Ms. Shaw’s total salary, bonus and all other compensation, respectively, was allocated to Dex Media West. Does not include $14,329 paid to Ms. Shaw by Qwest Dex relating to the payment of deferred compensation for periods prior to the fiscal year ended December 31, 2003.

Option/ SAR Grants in Last Fiscal Year

      The following table summarizes pertinent information concerning individual grants of stock options to the Named Executive Officers during fiscal year ended December 31, 2003 to purchase shares of common stock of Dex Media, including a theoretical grant date present value for each such grant. Such grants were made to the Named Executive Officers in their capacities as executive officers of Dex Media, Dex Media East and Dex Media West. None of the Named Executive Officers exercised any option to purchase shares of common stock of Dex Media during fiscal year ended December 31, 2003.

	Individual Grants
					Potential Realizable
		Percent of			Value at Assumed Annual
	Number of	Total			Rates of Stock Price
	Securities	Options/SARs	Exercise of		Appreciation for Option
	Underlying	Granted to	Price per		Term(2)
	Option/SARs	Employees in	Share	Expiration
Name and Principal Position	Granted (#)(1)	Fiscal Year	($/SH)(1)	Date	5% ($)	10% ($)

George Burnett	58,647	18.84%	$60	9/9/2013	2,216,857	5,594,924
President and Chief
Executive Officer
Robert M. Neumeister, Jr.	35,189	11.30%	$60	1/2/2013	1,330,144	3,357,031
Executive Vice President	35,188	11.30%	$60	9/9/2013	1,330,106	3,356,935
and Chief Financial Officer
Marilyn B. Neal	35,188	11.30%	$60	9/9/2013	1,330,106	3,356,935
Executive Vice President
and Chief Operating Officer
Maggie Le Beau	11,729	3.77%	$60	9/9/2013	443,356	1,118,947
Senior Vice President,
Marketing
Linda Martin	11,730	3.77%	$60	1/2/2013	443,394	1,119,042
Senior Vice President,	11,729	3.77%	$60	9/9/2013	443,356	1,118,947
Sales
Kristine Shaw	11,729	3.77%	$60	9/9/2013	443,356	1,118,947
Senior Vice President,
Sales

(1)	In accordance with the terms of the Stock Option Plan of Dex Media, Inc., the exercise prices per share have been adjusted to reflect changes in the capitalization of Dex Media, following the date of grant.

(2)	Potential realizable values are net of exercise price, but before deduction of taxes associated with exercise. A zero percent gain in stock price will result in zero dollars for the optionee. The dollar amounts indicated in these columns are the result of calculations assuming growth rates required by the rules of the SEC and they assume a ten-year option term and annual compounding. These growth rates are not intended to forecast future appreciation, if any, of the price of Dex Media common stock.

Aggregated Option/ SAR Exercises

In Last Fiscal Year and Fiscal Year-End Option/ SAR Values

      The following table summarizes pertinent information concerning individual grants of stock options to the Named Executive Officers to purchase shares of common stock of Dex Media. None of the Named Executive Officers exercised any option to purchase shares of common stock of Dex Media during the fiscal year ended December 31, 2003.

				Number of Securities
				Underlying		Value of Unexercised
		Shares		Unexercised		In-The-Money Options/
	Exercise	Acquired on	Value	Options/SARs at Fiscal		SARs at Fiscal
Name and Principal Position	Price(1)	Exercise (#)	Realized ($)	Year-End (#)		Year-End ($)(2)

George Burnett	$60	—	—	Exercisable	23,459	Exercisable	$211,131
President and Chief Executive Officer				Unexercisable	93,836	Unexercisable	844,524
Robert M. Neumeister, Jr.	60	—	—	Exercisable	14,075	Exercisable	126,675
Executive Vice President and Chief Financial Officer				Unexercisable	56,302	Unexercisable	506,718
Marilyn B. Neal	60	—	—	Exercisable	14,075	Exercisable	126,675
Executive Vice President and Chief Operating Officer				Unexercisable	56,302	Unexercisable	506,718
Maggie Le Beau	60	—	—	Exercisable	4,692	Exercisable	42,228
Senior Vice President, Marketing				Unexercisable	18,767	Unexercisable	168,903
Linda Martin	60	—	—	Exercisable	4,692	Exercisable	42,228
Senior Vice President, Sales				Unexercisable	18,767	Unexercisable	168,903
Kristine Shaw	60	—	—	Exercisable	4,692	Exercisable	42,228
Senior Vice President, Sales				Unexercisable	18,767	Unexercisable	168,903

(1)	In accordance with the terms of the Stock Option Plan of Dex Media, Inc., the exercise prices per share have been adjusted to reflect changes in the capitalization of Dex Media following the date of grant.

(2)	The value of an option equals the aggregate fair market value of the shares underlying the option (based on a per share value of $69 at fiscal year end), less the aggregate exercise price of the option. The $69 per share value used in this calculation is an estimate determined by the Board of Directors of Dex Media as of December 31, 2003, since there is currently no trading market for the shares. The actual share value on that date may have been different, and share values are subject to change over time.

Employment Agreements

      Dex Media and 15 senior executives (including each of the Named Executive Officers) have entered into written employment agreements governing the terms and conditions of such senior executive’s employment. With respect to the Named Executive Officers, each employment agreement provides:

•	The initial term of employment is three years, which will automatically be extended for additional one-year periods unless either party notifies the other of non-extension at least 90 days prior to the end of a term.

•	The annual base salary for each of the Named Executive Officers is as follows:

George Burnett	$475,000
Robert M. Neumeister, Jr.	$325,000
Marilyn Neal	$325,000
Maggie Le Beau	$225,000
Linda Martin	$225,000
Kristine Shaw	$225,000

•	Each Named Executive Officer is eligible to receive an annual performance-based cash bonus. Each year, the amount of such bonus, if any, is determined based upon our performance relative to certain pre-established EBITDA and revenue targets. The maximum amount of George Burnett’s, Robert M. Neumeister, Jr.’s and Marilyn Neal’s annual bonus is 100% of annual base salary. The maximum amount of each of the other Named Executive Officers’ annual bonus is 65% of annual base salary.

•	Each Named Executive Officer is prohibited from competing with Dex Media East or soliciting our employees or customers during the term of his or her employment and for a specified period thereafter (18 months for George Burnett; 12 months for Robert M. Neumeister, Jr. and Marilyn Neal; and six months for each of the other Named Executive Officers).

•	In the event that a Named Executive Officer’s employment is terminated by Dex Media East without “cause” or by the executive for “good reason,” the executive will be entitled to continue to participate in our health and welfare benefit plans and to continue to be paid his or her base salary for a specified period following termination (18 months for George Burnett; 12 months for Robert M. Neumeister, Jr. and Marilyn Neal; and six months for each of the other Named Executive Officers). Notwithstanding the foregoing, in no event will any Named Executive Officer be entitled to receive any such payment or benefits after he or she violates any non-compete or other restrictive covenant.

      George Burnett’s employment agreement contains certain provisions that differ from the terms contained in the other management employment agreements, including a provision that provides that if we do not renew the term of his employment, then he will be entitled to continue to participate in our health and welfare benefit plans and to continue to be paid his base salary for 18 months following his termination of employment (but not after he violates any non-compete or other restrictive covenant).

      With respect to the senior executives other than the Named Executive Officers, each employment agreement generally provides:

•	The initial term of the employment is three years, subject to possible year-to-year extensions.

•	In the event that a senior executive’s employment is terminated by Dex Media East without “cause” or by the executive for “good reason,” the executive may be eligible to continue to be paid his or her base salary (and to participate in certain of our health and welfare benefit plans) for a specified period (generally six months) following termination.

•	The executives may be eligible to receive annual performance-based bonuses to the extent that we meet certain pre-established financial targets.

Stock Option Plan of Dex Media, Inc.

      Dex Media adopted a stock option plan as of November 8, 2002. The stock option plan provides that options to purchase common stock of Dex Media may be granted to, among others, our employees, including our executive officers. The plan provides for the grant of both non-qualified stock options and “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The maximum number of shares of common stock that may be issued under the plan is 623,000. The compensation committee of the Board of Directors of Dex Media generally has the authority to administer the stock option plan, to designate individuals to whom options will be granted and to establish the terms of such options. Each individual to whom options are granted will be required to enter into the amended and restated management stockholders agreement with Dex Media and Dex Holdings or, in the case of individuals granted options pursuant to the Dex Media, Inc. High Performer Reward Program, a substantially identical shareholders agreement that contains certain transfer restrictions that apply to shares of Dex Media common stock that are purchased upon the exercise of any options granted under the stock option plan. Options have been granted under the plan to certain of our officers, including the Named Executive Officers. In addition, pursuant to the Dex Media, Inc. High Performer Reward Program, options have been granted to certain of our non-officer employees.

Employee Cost Sharing Agreement

      Pursuant to an employee cost sharing agreement, Dex Media employs our senior management and makes them available to Dex Media East and Dex Media West.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      All of our limited liability company interests are held by Dex Media East, Inc. All of Dex Media East, Inc.’s outstanding common stock is held by Dex Media. Substantially all of the outstanding Common Stock and Series A Preferred Stock of Dex Media is owned by Dex Holdings, an entity controlled by funds affiliated with or designated by Carlyle and WCAS (certain members of management hold a de minimDex Media East amount of Dex Media’s Common Stock and Series A Preferred Stock and options to purchase a de minimDex Media East amount of Dex Media’s Common Stock). Carlyle and its affiliates and designees and WCAS and its affiliates and designees each own 50% of the beneficial interests in Dex Holdings.

      The following table sets forth information with respect to the beneficial ownership of the Common Stock and Series A Preferred Stock of Dex Media as of December 31, 2003 by:

•	each person known to own beneficially more than 5% of the Common Stock and/or the Series A Preferred Stock;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our directors and executive officers as a group.

      The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. There are significant agreements relating to voting and transfers of capital stock in the equity holders agreement described under “Certain Relationships and Related Transactions.”

      Dex Media granted options relating to equity interests to management upon consummation of the acquisition of Dex West under the Stock Option Plan of Dex Media, Inc. and management has acquired equity interests subsequent to the consummation of the acquisition of Dex West. Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of Common Stock and Series A Preferred Stock shown below.

	Beneficial Ownership of Dex Media

		Percentage of
	Number of	Outstanding	Number of Shares	Percentage of
	Shares of	Common	of Series A	Outstanding Series A
Name of Beneficial Owner	Common Stock	Stock	Preferred Stock(1)	Preferred Stock(1)

TCG Holdings, L.L.C.(2)(3)	6,468,000	49.9%	161,700	49.9%
WCAS IX Associates, LLC(4)(5)	6,468,000	49.9%	161,700	49.9%
George Burnett(6)(7)	27,894	*	111	*
Robert M. Neumeister, Jr.(6)(8)	16,662	*	65	*
Marilyn B. Neal(6)(9)	14,814	*	18	*
Maggie Le Beau(6)(10)	5,134	*	11	*
Linda Martin(6)(11)	5,061	*	9	*
Kristine Shaw(6)(12)	5,504	*	20	*
James A. Attwood, Jr.	—	—	—	—
Anthony J. de Nicola(4)	—	—	—	—
John Almeida, Jr.(4)	—	—	—	—
William E. Kennard	—	—	—	—
Bruce E. Rosenblum	—	—	—	—
Sanjay Swani(4)	—	—	—	—
All executive officers and directors as a group (21 persons)(6)(13)	103,738	*	412	*

*	Less than 1.0%

(1)	Holders of the Series A Preferred Stock are entitled to vote together with the holders of Common Stock as a single class on all matters submitted to a vote of the holders of Common Stock. For purposes of voting, each share of Series A Preferred Stock shall be entitled to the amount of votes it would otherwise have if it were converted into shares of Common Stock based on the P/ S Ratio on the record date for voting on such matter. P/ S Ratio is defined to mean the ratio of (A) (i) the liquidation preference of $1,000 per share of Series A Preferred Stock (subject to appropriate adjustments in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), plus (ii) all accumulated and unpaid dividends, plus (iii) any accrued dividends for the relevant bi-annual period during which dividends accrued, to (B) $100 (such amount to reflect the initial cost of a share of Common Stock, less the amount of any dividend received by the holders of Common Stock to the extent that such dividend is treated as a return of capital under the applicable federal tax law.

(2)	Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., which we collectively refer to as the Carlyle Funds, and Carlyle High Yield Partners, L.P. collectively indirectly hold 49.9% of the outstanding Common Stock and 49.9% of the outstanding Series A Preferred Stock of Dex Media, Inc. TC Group, L.L.C. exercises investment discretion and control over the shares indirectly held by each of the Carlyle Funds through its indirect subsidiary TC Group III, L.P., which is the sole general partner of each the Carlyle Funds. TC Group, L.L.C. exercises investment discretion and control over the shares indirectly held by Carlyle High Yield Partners, L.P. through its indirect subsidiary TCG High Yield L.L.C., which is the sole general partner of Carlyle High Yield Partners, L.P. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C. TC Group L.L.C. is the sole managing member of each of TC Group III, L.L.C. and TCG High Yield Holdings L.L.C. TC Group III, L.L.C. is the sole general partner of TC Group III, L.P. and TCG

High Yield Holdings L.L.C. is the managing member of TCG High Yield L.L.C. William E. Conway, Jr., Daniel E. D’Aniello and David M. Rubenstein, as the exclusive managing members of TCG Holdings, L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership.

(3)	Each of Carlyle Partners III, L.P., CP III Coinvestment, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P. and Carlyle High Yield Partners, L.P. has an address c/o The Carlyle Group, 520 Madison Avenue, 41st Floor, New York, New York 10022.

(4)	Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, WD GP Associates LLC and A.S.F. Co-Investment Partners, L.P. collectively indirectly hold 49.9% of the outstanding Common Stock and 49.9% of the outstanding Series A Preferred Stock of Dex Media, Inc. WCAS IX Associates, LLC exercises investment discretion and control over the shares indirectly held by Welsh Carson, Anderson & Stowe IX, L.P., of which it is the sole general partner, and the shares indirectly held by WD Investors LLC, of which it is the sole managing member. WD GP Associates was organized to co-invest with Welsh, Carson, Anderson & Stowe IX, L.P. in Dex Holdings LLC on the same terms and at substantially the same time as Welsh, Carson, Anderson & Stowe IX, L.P. The Managers of WD GP Associates LLC are individuals who are managing members of WCAS IX Associates, LLC. A.S.F. Co-Investment Partners, L.P. has given WCAS IX Associates, LLC an irrevocable proxy to vote its membership interests in Dex Holdings LLC. Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E. McInerney, Robert A. Minicucci, Anthony J. de Nicola, Paul B. Queally, Jonathan M. Rather, Sanjay Swani, D. Scott Mackesy, John D. Clark, James R. Matthews, John Almeida, Jr. and Sean M. Traynor, as the managing members of WCAS IX Associates, LLC, may be deemed to share beneficial ownership of the shares shown as beneficially owned by WCAS IX Associates, LLC. Such persons disclaim such beneficial ownership.

(5)	Each of Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC and WD Investors LLC has an address c/o Welsh, Carson, Anderson & Stowe, 320 Park Avenue, Suite 2500, New York, New York 10022. A.S.F. Co-Investment Partners, L.P. has an address c/o Portfolio Advisors LLC, 9 Old Kings Highway, South Darien, Connecticut 06820.

(6)	Except as otherwise set forth in footnotes (6)-(13), does not include option grants relating to Common Stock under the Stock Option Plan of Dex Media. Such options are subject to vesting provisions and are not exercisable within 60 days. Pursuant to the terms of the Stock Option Plan of Dex Media (and certain of the stock option agreements), vesting and exercisability of options may accelerate under certain circumstances, such as a change of control.

(7)	Includes 23,459 shares of Common Stock relating to options granted under the Stock Option Plan of Dex Media. Such options have vested and are exercisable within 60 days.

(8)	Includes 14,075 shares of Common Stock relating to options granted under the Stock Option Plan of Dex Media. Such options have vested and are exercisable within 60 days. Includes an aggregate of 598 shares of Common Stock and 14 shares of Series A Preferred Stock held by two irrevocable trusts for the benefit of Mr. Neumeister’s children for which Mr. Neumeister’s wife serves as the trustee. Mr. Neumeister disclaims beneficial ownership of these 612 shares.

(9)	Includes 14,075 shares of Common Stock relating to options granted under the Stock Option Plan of Dex Media. Such options have vested and are exercisable within 60 days.

(10)	Includes 4,691 shares of Common Stock relating to options granted under the Stock Option Plan of Dex Media. Such options have vested and are exercisable within 60 days.

(11)	Includes 4,691 shares of Common Stock relating to options granted under the Stock Option Plan of Dex Media. Such options have vested and are exercisable within 60 days.

(12)	Includes 4,691 shares of Common Stock relating to options granted under the Stock Option Plan of Dex Media. Such options have vested and are exercisable within 60 days.

(13)	Includes 87,181 shares of Common Stock relating to options granted under the Stock Option Plan of Dex Media. Such options have vested and are exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions

Amended and Restated Limited Liability Company Agreement and Equity Holders Agreement

      In connection with the acquisition of the directory businesses of Qwest Dex, the Sponsors and their assignees and designees entered into an amended and restated limited liability company agreement and equity holders agreement that define their rights with respect to voting, ownership and transfer of their interests in Dex Holdings. The amended and restated limited liability company agreement provides for the allocation of the membership interests in Dex Holdings among the Sponsors and their assignees and designees. Under the amended and restated limited liability company agreement, each of the Sponsors and their assignees and designees made additional capital contributions to Dex Holdings for the acquisition of Dex West, of which the Sponsors and their assignees and designees are not entitled to the mandatory return of any part or to be paid interest on such contributions.

      The equity holders agreement provides that the Board of Directors for Dex Holdings (and for Dex Media and Dex Media East) will consist of nine to eleven directors, three of whom shall be designated by Carlyle, three of whom shall be designated by WCAS, one of whom shall be the CEO of Dex Media East, and two of whom shall be independent designees, with Carlyle and WCAS each selecting one. To date, no independent director has been appointed to our Board, but the Sponsors expect to add independent directors in the future.

      For a period equal to the lesser of four years from the date of the equity holders agreement and the date on which Dex Holdings consummates an initial public offering, or the “Blockout Period,” the equity holders agreement prohibits the Sponsors and their assignees and designees from transferring any of their membership interests in Dex Holdings, other than certain permitted transfers to affiliates or their respective limited partners or members. The equity holders agreement sets forth additional transfer provisions for the Sponsors and their assignees and designees’ membership interests in Dex Holdings, including the following:

      Right of first refusal. After the Blockout Period, the Sponsors shall have a right of first refusal to purchase all of the membership interests that a Sponsor or its assignee or designee is proposing to sell to a third party at the price and on the terms and conditions offered by such third party.

      Drag-along rights. If the Sponsors collectively propose to transfer membership interests to a person in a bona fide arm’s-length transaction or series of transactions of an amount equal to 51% or more in the aggregate of the then outstanding interests, the Sponsors may elect to require each of the other Sponsors and their assignees and designees to transfer to such person a proportionate number of its interests at the purchase price and upon the other terms and subject to the conditions of the sale.

      Tag-along rights. If any Sponsor proposes to transfer membership interests held by it, then such Sponsor shall give notice to each other Sponsor or its assignee or designee, who shall each have the right to sell a number of membership interests equal to its pro rata portion of interests to be sold in the proposed transfer on the terms and conditions offered by the proposed purchaser.

      Exit rights. Any time after the eighth anniversary of the date of the equity holders agreement and prior to an initial public offering of Dex Holdings, either of the Sponsors may elect to cause either the sale of all or substantially all of Dex Holdings (including by way of an asset sale, stock sale, tender offer, merger or other business combination transaction or otherwise) or a public sale of the membership interests, subject to certain limitations.

Registration Rights

•	Demand rights. Each Sponsor has the right at any time following an initial public offering of Dex Holdings to make a written request to Dex Holdings for registration under the Securities Act of part or all of the registrable equity interests held by such Sponsor.

•	Piggyback rights. If Dex Holdings at any time proposes to register under the Securities Act any equity interests on a form and in a manner which would permit registration of the registrable equity interests held by a Sponsor or its assignee or designee for sale to the public under the Securities Act, Dex Holdings shall give written notice of the proposed registration to each Sponsor or its assignee or designee, who shall then have the right to request that any part of its registrable equity interests be included in such registration.

•	Holdback agreements. Each Sponsor or its assignee or designee agrees that it will not offer for public sale any equity interests during a period not to exceed 60 days prior to and 180 days after the effective date of any registration statement filed by Dex Holdings in connection with an underwritten public offering (except as part of such underwritten registration or as otherwise permitted by such underwriters), subject to certain limitations.

      In addition, the amended and restated limited liability company agreement and equity holders agreement grant the Sponsors the right to designate all members of our board of directors, other than the management designee, who shall be the chief executive officer. The board of directors of Dex Holdings has the full, exclusive and complete discretion to manage and control the business and affairs of Dex Holdings and to take all such actions as it deems necessary or appropriate. Similarly, our board of directors has the full, exclusive and complete discretion to manage and control our business and affairs and to take all such actions as it deems necessary or appropriate.

Agreement Among Members

      The agreement among members sets forth rights of the Sponsors in addition to those granted in the equity holders agreement. As long as a Sponsor shall have the right to elect at least one member to Dex Holdings’ board of directors (and each board of directors of Dex Holdings’ subsidiaries), the other Sponsor will vote to support the election of such board member. If such party no longer has the right to elect a board member, such party shall have the right to appoint a non-voting observer to Dex Holdings’ board of directors (and each board of directors of Dex Holdings’ subsidiaries), such rights to be consistent with similar rights Dex Holdings has granted to other persons, and have the right to substantially participate in and substantially influence the conduct of Dex Holdings’ management (and the management of each of Dex Holdings’ subsidiaries) and its business through such Sponsor’s representation on Dex Holdings’ board of directors (and such other boards).

Amended and Restated Management Stockholders Agreement

      Dex Media, Dex Holdings and certain of Dex Media’s employees, executive officers and directors, whom we refer to as the management stockholders, have entered into an amended and restated management stockholders agreement to provide for certain matters with respect to the ownership and transfer of any and all shares of Dex Media’s common stock and/or preferred stock owned by the management stockholders, which we refer to as restricted shares. Pursuant to this agreement, the management stockholders agreed not to transfer any restricted shares without Dex Media’s prior consent, except for permitted transfers to Dex Media, Dex Holdings, the applicable management stockholder’s immediate family, or, in the case of the death of the management stockholder, the management stockholder’s executors, administrators and beneficiaries. If a management stockholder receives a bona fide offer from a third party to purchase any restricted shares, Dex Media has the right to purchase such shares on terms no less favorable than those offered by the third party.

      Rights to repurchase shares. For seven months following the termination of a management stockholder’s employment, Dex Media has the right to repurchase all of that stockholder’s restricted shares at fair market value (as defined in the agreement). Dex Media may also repurchase any management stockholder’s restricted shares at fair market value immediately prior to a change in control. If a management stockholder’s restricted shares are transferred to a third party involuntarily (e.g. through foreclosure or divorce), Dex Media has the right to repurchase the affected shares from the involuntary transferee at fair market value. Notwithstanding the foregoing, Dex Media may not repurchase any restricted shares held by management stockholders if such repurchase would render it insolvent, is prohibited by law or would constitute a default under any of its financing arrangements.

      Bring-along rights. If Dex Holdings (or holders of 51% or more of Dex Media’s common stock and preferred stock, following any liquidation or dissolution of Dex Holdings) proposes to transfer shares of Dex Media’s common stock or preferred stock to a third party, Dex Holdings or such holder has the right to require each management stockholder to tender a proportionate amount of their restricted shares for purchase by the third party on the same terms.

      Tag-along rights. If Dex Holdings (or holders of 51% or more of Dex Media’s common stock and preferred stock, following any liquidation or dissolution of Dex Holdings) proposes to transfer shares of common stock or preferred stock to a third party constituting a change of control, each management stockholder has the right to require the third party to purchase an equivalent percentage of its restricted shares as that being sold by Dex Holdings or such holder on the same terms.

      Cooperation. If Dex Holdings or such holder exercises its bring-along rights, each management stockholder agrees to consent to the underlying transaction and take all actions Dex Media’s Board of Directors deems necessary or desirable in furtherance of the underlying transaction.

      Termination. This agreement will terminate upon the first to occur of: the date Dex Media consummates an underwritten public offering of at least $500 million, the date of Dex Media’s complete liquidation or the date of an agreement for the disposition of all or substantially all of Dex Media’s assets or, the date that Dex Media’s Board resolves to terminate this agreement. However, in no event will this agreement terminate prior to November 8, 2005, unless Dex Media’s Board resolves to terminate this agreement prior to that date.

      Dex Media also entered into the Dex Media, Inc. High Performer Reward Program Management Stockholders Agreement that will govern shares of Dex Media common stock purchased upon exercise of options granted pursuant to the Dex Media, Inc. High Performer Reward Program, which is substantially similar to the Amended and Restated Management Stockholders Agreement described above.

Management Consulting Agreements

      We entered into a management consulting agreement with each of the Sponsors. Each agreement allows Dex Media East to avail ourselves of the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to our business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the acquisition of Dex East and a pro-rated amount of the annual advisory fee for the remainder of 2003. Each Sponsor receives an aggregate per annum fee from Dex Media East of $1 million for advisory, consulting and other services and for other incidental expenses related to corporate management. Such payments will continue until such time as the agreements are terminated. The Sponsors also have the right to act as our financial advisor or investment banker in connection with any merger, acquisition, disposition, finance or the like if we decide we need to engage someone to fill such a role, in return for additional reasonable compensation as agreed upon by the parties to the agreement and approved by a majority of the members of our Board of Directors. Each management consulting agreement shall continue until such time as the respective Sponsor or one or more of its affiliates collectively control, in the aggregate, less than 10% of our equity interests, or such earlier time as we and the applicable Sponsor may mutually agree.

Network Services Agreement

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”) pursuant to which SAVVIS will provide network connections and other services to support our integrated production system and other systems. SAVVIS is an affiliate of WCAS, one of the Sponsors. We and Dex Media West expect to pay SAVVIS approximately $2.2 million, collectively, over the two-year term of the contract, although we have the option to purchase additional services for which we would pay SAVVIS additional fees.

Amdocs Agreement

      During February 2003, Dex Media entered into a five year agreement with Amdocs for the complete modernization of our and Dex Media West’s core production platform. Upon the consummation of the Dex West Acquisition, Dex Media’s obligation under the agreement totaled approximately $108.0 million. This project will upgrade Dex Media’s existing software system to enhance its functionality. We will be allocated our proportionate share of these charges in accordance with our Shared Services and Employees Agreement as the charges are incurred over the five year period. In the event that we are unable to meet our obligation, Dex Media West is required to assume the obligation for charges incurred, and in the event Dex Media West is unable to meet its obligation under the agreement, we may be required to assume the portion of the obligation currently attributable to Dex Media West. WCAS is a shareholder of Amdocs.

Other Agreements

      In connection with the acquisition of Dex West, we and certain of our affiliates entered into a shared services agreement, an employee cost sharing agreement and an intercompany license agreement.

Item 14.	Principal Accountant Fees and Services

      KPMG LLP serves as the Company’s independent auditors. The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Dex Media East’s annual financial statements for the year ended December 31, 2003, and for the Successor Period and fees billed for other services rendered by KPMG LLP during those periods.

	2003	2002

Audit Fees(1)	$809,580	$1,098,335
Audit Related Fees(2)	30,000	—
Tax Fees(3)	145,170	—

Total Fees	$984,750	$1,098,335

(1)	Audit fees consisted principally of fees for the audit of financial statements, including fees relating to comfort letters and registration statements.

(2)	Audit related fees consisted of audit fees for the Company’s employee benefit plans.

(3)	Tax fees consisted principally of fees for tax consultation and tax compliance activities.

      The Audit Committee of the Board of Directors of Dex Media East is responsible for appointing, setting compensation, and overseeing the work of the independent auditors. As part of this responsibility, the Audit Committee is required to pre-approve the non-audit services performed by the independent public accountants in order to assure the independent auditor’s independence. The Audit Committee has adopted a pre-approval process with respect to the provision of non-audit services to be performed by KPMG LLP. This pre-approval process requires the Audit Committee to review and approve all audit services and permitted non-audit services to be performed by KPMG LLP. Pre-approval fee levels for all services to be provided by KPMG LLP are established annually by the Audit Committee. Audit services are subject to specific pre-approval while audit-related services, tax services and all other services may be granted pre-approvals within specified categories. Any proposed services exceeding these levels require specific pre-approval by the Audit Committee. Additionally, the Audit Committee may delegate either type of pre-approval authority to one or more if its members.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number		Description

2.1+	—	Agreement of Merger of Dex Media East LLC and SGN LLC, dated November 8, 2002.
2.2+	—	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2.3+	—	Amendment No. 1 dated November 8, 2002 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
3.1*	—	Certificate of Formation of Dex Media East LLC (f/k/a SGN LLC), filed July 15, 2002.
3.2+	—	Amendment to Certificate of Formation of Dex Media East LLC, filed November 12, 2002.
3.3*	—	Certificate of Merger of SGN LLC and Dex Media East LLC, filed November 12, 2002.
3.4*	—	Amendment to Certificate of Formation of Dex Media East LLC, filed October 8, 2003.
3.5+	—	Certificate of Incorporation of Dex Media East Finance Co., filed October 8, 2002.
3.6+	—	Second Amended and Restated Certificate of Incorporation of LCI International, Inc., filed December 19, 2000 (Dex Media International, Inc.).
3.7+	—	Amendment No. One to the Amended and Restated Certificate of Incorporation of LCI International, Inc. (Dex Media International, Inc.).
3.8+	—	Amended and Restated Limited Liability Company Agreement of Dex Media East LLC, dated November 8, 2002.
3.9+	—	By-laws of Dex Media East Finance Co.
3.10+	—	Amended and Restated By-laws of LCI International, Inc. (Dex Media International, Inc.).
4.1+	—	Senior Note Indenture with respect to the 9 7/8% Senior Notes due 2009, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.
4.2+	—	Form of 9 7/8% Senior Notes due 2002 (included in exhibit 4.1)
4.3+	—	Senior Subordinated Note Indenture with respect to the 12 1/8% Senior Subordinated Notes due 2012, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.
4.4+	—	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.3)
4.5+	—	Senior Note Registration Rights Agreement among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc., Credit Lyonnais Securities (DEX MEDIA EASTA) Inc., ING Financial Markets LLC, The Royal Bank of Scotland plc and Scotia Capital (DEX MEDIA EASTA) Inc. (collectively, the “Initial Purchasers”), dated November 8, 2002.
4.6+	—	Senior Subordinated Note Registration Rights Agreement among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc., Credit Lyonnais Securities (DEX MEDIA EASTA) Inc., ING Financial Markets LLC, The Royal Bank of Scotland plc and Scotia Capital (DEX MEDIA EASTA) Inc. (collectively, the “Initial Purchasers”), dated November 8, 2002.
10.1*	—	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents.

Exhibit
Number		Description

10.2+	—	Guarantee and Collateral Agreement, dated November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as administrative agent.
10.3*	—	Reaffirmation Agreement, dated November 10, 2003, by and among Dex Media East Finance Co., Dex Media International, Inc. and JP Morgan Chase Bank, as administrative agent.
10.4*	—	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC).
10.5+	—	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.
10.6+	—	Management Consulting Agreement among Dex Media East and The Carlyle Group dated November 8, 2002.
10.7+	—	Management Consulting Agreement among Dex Media East and Welsh, Carson, Anderson and Stowe dated November 8, 2002.
10.8+	—	Equityholders Agreement of Dex Holdings LLC among Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P., dated November 8, 2002.
10.9*	—	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.
10.10+	—	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.
10.11*	—	First Amendment to the Agreement Among Members (Dex Holdings LLC), effective as of September 8, 2003, among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated November 8, 2002.
10.12++	—	Publishing Agreement by and among Dex Holdings LLC, SGN LLC (Dex Media East LLC), GPP LLC (Dex Media West LLC) and Qwest Corporation, dated November 8, 2002.
10.13++	—	Non-Competition and Non-Solicitation Agreement by and between SGN LLC, GPP LLC, Dex Holdings LLC, Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc., dated November 8, 2002.
10.14*	—	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.
10.15*	—	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.
10.16*	—	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.
10.17*	—	Network Services Agreement between Dex Media, Inc. and SAVVIS Communications Corporation, dated September 30, 2003.
10.18*	—	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.
10.19*	—	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.
10.20*	—	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.

Exhibit
Number		Description

10.21*	—	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.
10.22*	—	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.
10.23*	—	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.
10.24*	—	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.
10.25*	—	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.
10.26*	—	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.
10.27*	—	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.
12.1*	—	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Total Debt to Owner’s Equity.
14.1*	—	Dex Media Code of Business Ethics and Conduct.
21.1+	—	List of Subsidiaries.
31.1*	—	Rule 13a-15(e)/15d-15(e) Certification of President and Chief Executive Officer.
31.2*	—	Rule 13a-15(e)/15d-15(e) Certification of Executive Vice President and Chief Financial Officer.
32.1*	—	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer.
32.2*	—	Sarbanes-Oxley Section 1350 Certification of Executive Vice President and Chief Financial Officer.

+ Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-102395) filed January 8, 2003.

++ Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-4 (File No. 333-102395) filed February 13, 2003.

*	Filed herewith

      (b) Reports:

      On November 14, 2003, we filed a Current Report on Form 8-K, relating to the press release announcing the refinancing of the tranche B term loan facility and the completion of the offering by Dex Media, Inc. of 8% Notes due 2013 and 9% Discount Notes due 2013.

      On November 18, 2003, we filed a Current Report on Form 8-K, relating to the press release announcing third quarter 2003 earnings.

      On December 8, 2003, we filed a Current Report on Form 8-K, relating to the press release announcing that CWA-represented employees of Dex Media have ratified a new three-year contract with Dex Media, Inc., the indirect parent of Dex Media East LLC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Dex Media East LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA EAST LLC

By:	/s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Chief Financial Officer and
Executive Vice President

Date: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Dex Media East LLC and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE BURNETT George Burnett	Chief Executive Officer, President and Director (principal executive officer)	March 29, 2004

/s/ ROBERT M. NEUMEISTER, JR. Robert M. Neumeister, Jr.	Chief Financial Officer and Executive Vice President (principal financial and accounting officer)	March 29, 2004

/s/ JAMES A. ATTWOOD, JR. James A. Attwood, Jr.	Co-Chairman of the Board	March 29, 2004

/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Co-Chairman of the Board	March 29, 2004

/s/ JOHN ALMEIDA, JR. John Almeida, Jr.	Director	March 29, 2004

/s/ WILLIAM KENNARD William Kennard	Director	March 29, 2004

/s/ BRUCE ROSENBLUM Bruce Rosenblum	Director	March 29, 2004

/s/ SANJAY SWANI Sanjay Swani	Director	March 29, 2004

Exhibit
Number		Description

2.1+	—	Agreement of Merger of Dex Media East LLC and SGN LLC, dated November 8, 2002.
2.2+	—	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2.3+	—	Amendment No. 1 dated November 8, 2002 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
3.1*	—	Certificate of Formation of Dex Media East LLC (f/k/a SGN LLC), filed July 15, 2002.
3.2+	—	Amendment to Certificate of Formation of Dex Media East LLC, filed November 12, 2002.
3.3*	—	Certificate of Merger of SGN LLC and Dex Media East LLC, filed November 12, 2002.
3.4*	—	Amendment to Certificate of Formation of Dex Media East LLC, filed October 8, 2003.
3.5+	—	Certificate of Incorporation of Dex Media East Finance Co., filed October 8, 2002.
3.6+	—	Second Amended and Restated Certificate of Incorporation of LCI International, Inc., filed December 19, 2000 (Dex Media International, Inc.).
3.7+	—	Amendment No. One to the Amended and Restated Certificate of Incorporation of LCI International, Inc. (Dex Media International, Inc.).
3.8+	—	Amended and Restated Limited Liability Company Agreement of Dex Media East LLC, dated November 8, 2002.
3.9+	—	By-laws of Dex Media East Finance Co.
3.10+	—	Amended and Restated By-laws of LCI International, Inc. (Dex Media International, Inc.).
4.1+	—	Senior Note Indenture with respect to the 9 7/8% Senior Notes due 2009, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.
4.2+	—	Form of 9 7/8% Senior Notes due 2002 (included in exhibit 4.1)
4.3+	—	Senior Subordinated Note Indenture with respect to the 12 1/8% Senior Subordinated Notes due 2012, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.
4.4+	—	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.3)
4.5+	—	Senior Note Registration Rights Agreement among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc., Credit Lyonnais Securities (DEX MEDIA EASTA) Inc., ING Financial Markets LLC, The Royal Bank of Scotland plc and Scotia Capital (DEX MEDIA EASTA) Inc. (collectively, the “Initial Purchasers”), dated November 8, 2002.
4.6+	—	Senior Subordinated Note Registration Rights Agreement among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., Lehman Brothers Inc., Wachovia Securities, Inc., Bear Stearns & Co. Inc., Credit Lyonnais Securities (DEX MEDIA EASTA) Inc., ING Financial Markets LLC, The Royal Bank of Scotland plc and Scotia Capital (DEX MEDIA EASTA) Inc. (collectively, the “Initial Purchasers”), dated November 8, 2002.
10.1*	—	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents.
10.2+	—	Guarantee and Collateral Agreement, dated November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a/ SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as administrative agent.

Exhibit
Number		Description

10.3*	—	Reaffirmation Agreement, dated November 10, 2003, by and among Dex Media East Finance Co., Dex Media International, Inc. and JP Morgan Chase Bank, as administrative agent.
10.4*	—	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC).
10.5+	—	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.
10.6+	—	Management Consulting Agreement among Dex Media East and The Carlyle Group dated November 8, 2002.
10.7+	—	Management Consulting Agreement among Dex Media East and Welsh, Carson, Anderson and Stowe dated November 8, 2002.
10.8+	—	Equityholders Agreement of Dex Holdings LLC among Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P., dated November 8, 2002.
10.9*	—	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.
10.10+	—	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.
10.11*	—	First Amendment to the Agreement Among Members (Dex Holdings LLC), effective as of September 8, 2003, among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated November 8, 2002.
10.12++	—	Publishing Agreement by and among Dex Holdings LLC, SGN LLC (Dex Media East LLC), GPP LLC (Dex Media West LLC) and Qwest Corporation, dated November 8, 2002.
10.13++	—	Non-Competition and Non-Solicitation Agreement by and between SGN LLC, GPP LLC, Dex Holdings LLC, Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc., dated November 8, 2002.
10.14*	—	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.
10.15*	—	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.
10.16*	—	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.
10.17*	—	Network Services Agreement between Dex Media, Inc. and SAVVIS Communications Corporation, dated September 30, 2003.
10.18*	—	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.
10.19*	—	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.
10.20*	—	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.
10.21*	—	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.
10.22*	—	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

Exhibit
Number		Description

10.23*	—	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.
10.24*	—	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.
10.25*	—	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.
10.26*	—	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.
10.27*	—	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.
12.1*	—	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Total Debt to Owner’s Equity.
14.1*	—	Dex Media Code of Business Ethics and Conduct.
21.1+	—	List of Subsidiaries.
31.1*	—	Rule 13a-15(e)/15d-15(e) Certification of President and Chief Executive Officer.
31.2*	—	Rule 13a-15(e)/15d-15(e) Certification of Executive Vice President and Chief Financial Officer.
32.1*	—	Sarbanes-Oxley Section 1350 Certification of President and Chief Executive Officer.
32.2*	—	Sarbanes-Oxley Section 1350 Certification of Executive Vice President and Chief Financial Officer.

+ Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-102395) filed January 8, 2003.

++ Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-4 (File No. 333-102395) filed February 13, 2003.

*	Filed herewith