Form 10-Q
period 2004-03-31
DEX MEDIA EAST LLC
filed 2004-05-14
CIK 1212113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

(303) 784-2900

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2004	2003

	(Dollars in thousands)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,758
Accounts receivable, net	54,244	62,176
Deferred directory costs	133,542	128,333
Current deferred taxes	6,206	5,979
Amounts due from affiliates	—	28,554
Other current assets	4,709	5,906

Total current assets	198,701	233,706
Property, plant and equipment, net	48,785	39,667
Goodwill	890,731	890,731
Intangible assets, net	1,499,518	1,544,800
Deferred income taxes	41,539	42,151
Deferred financing costs	68,192	78,925
Amounts due from affiliate related to post-retirement and other post-employment benefit obligations	—	35,519
Other assets	1,338	1,719

Total Assets	$2,748,804	$2,867,218

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$22,932	$49,062
Amounts due to affiliate	17,833	—
Employee compensation	—	32,783
Deferred revenue and customer deposits	103,720	99,522
Accrued interest payable	43,896	18,684
Current portion of long-term debt	75,950	50,845
Other accrued liabilities	13,476	9,120

Total current liabilities	277,807	260,016
Long-term debt	1,990,067	2,090,268
Post-retirement and other post-employment benefit obligations	—	69,381
Amounts due to affiliate related to post-retirement and other post-employment obligations	35,212	—
Other liabilities	4,809	7,195

Total Liabilities	2,307,895	2,426,860

Commitments and contingencies (Note 9)
Accumulated deficit	(68,080)	(69,902)
Accumulated other comprehensive loss	(5,297)	(4,026)
Owner’s interest	514,286	514,286

Total Owner’s Equity	440,909	440,358

Total Liabilities and Owner’s Equity	$2,748,804	$2,867,218

      See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003

	(Dollars in thousands)

	(Unaudited)
Revenue	$180,789	$152,873
Operating Expenses:
Cost of revenue	55,370	47,228
General and administrative expense	17,497	16,514
Bad debt expense	6,903	7,128
Depreciation and amortization expense	2,491	2,773
Amortization of intangibles	45,282	53,590

Total operating expenses	127,543	127,233

Operating income	53,246	25,640
Other expense (income):
Interest income	(110)	(98)
Interest expense	50,284	48,164
Other expense, net	33	4,077

Income (loss) before income taxes	3,039	(26,503)
Income tax provision (benefit)	1,217	(10,615)

Net income (loss)	$1,822	$(15,888)

      See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2004	2003

	(Dollars in thousands)

	(Unaudited)
Operating activities:
Net income (loss)	$1,822	$(15,888)
Adjustments to net income (loss):
Bad debt expense	6,903	7,128
Depreciation and amortization expense	2,491	2,773
Amortization of intangibles	45,282	53,590
Amortization of deferred financing costs	10,693	4,277
Deferred tax provision (benefit)	1,217	(10,615)
Unrealized gain on foreign currency derivative instrument	—	(1,733)
Unrealized loss on translation of foreign currency debt	—	967
Changes in operating assets and liabilities:
Accounts receivable	1,029	4,938
Deferred directory costs	(5,209)	(6,036)
Other current assets	1,197	(612)
Other long-term assets	421	(5,598)
Accounts payable and other liabilities	(5,266)	11,190
Deferred revenue and customer deposits	4,198	20,216
Amounts due to affiliates	19,183	—
Employee benefit plan obligations and other, net	—	1,113

Cash provided by operating activities	83,961	65,710

Investing activities:
Expenditures for property, plant and equipment	(4,748)	—
Capitalized software development costs	(6,860)	(3,273)

Cash used for investing activities	(11,608)	(3,273)

Financing activities:
Proceeds from issuance of short-term debt	2,000	—
Repayments of short-term borrowings	(2,000)	—
Repayments on long-term debt	(75,000)	(25,000)
Payment of financing costs	—	(337)
Dividends to parent	(111)	—

Cash used for financing activities	(75,111)	(25,337)

Cash and cash equivalents:
(Decrease) increase	(2,758)	37,100
Beginning balance	2,758	37,626

Ending balance	$—	$74,726

      See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business

(a)	Acquisition

      On August 19, 2002, Dex Holdings LLC (“Dex Holdings”), the parent of Dex Media, Inc. (“Dex Media”), new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (together, the “Sponsors”), entered into concurrent purchase agreements (the “Dex East Purchase Agreement” and the “Dex West Purchase Agreement”) to purchase the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (together “Qwest Dex”) from Qwest Communications International Inc. (“Qwest”) in two separate phases.

      In the first phase, consummated on November 8, 2002 (the “Acquisition”), Dex Holdings assigned its right to purchase the directory business in the Dex East States (as defined below) to Dex Media East LLC (“Dex Media East” or “the Company”), an indirect wholly-owned subsidiary of Dex Media. Dex Media East now operates the directory business in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (the “Dex East States”). The total amount of consideration paid for Qwest Dex’s directory business in the Dex East States was $2.8 billion (excluding fees and acquisition costs).

      In the second phase, consummated on September 9, 2003, Qwest Dex contributed its remaining assets and liabilities relating to its directory business in the Dex West States (as defined below) to GPP LLC, a newly-formed limited liability company. Immediately following this contribution, Dex Media West LLC (“Dex Media West”), an indirect wholly-owned subsidiary of Dex Media, purchased all of the interests in GPP LLC for $4.3 billion (excluding fees and acquisition costs). Immediately following such purchase, Dex Media West merged with GPP LLC. Dex Media West now operates the directory business acquired in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the “Dex West States”). In conjunction with the sale, Dex West employees became employees of Dex Media West and were immediately transferred to Dex Media East. On January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Services LLC (or “Service Co.”).

(b)	Operations

      The Company is the exclusive official directory publisher for Qwest Corporation, Qwest’s local exchange carrier (“Qwest LEC”), in the Dex East States, which is the primary local exchange carrier in most service areas within the Dex East States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex East States. The Company provides directory and Internet solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to businesses and residents in the Dex East States through third-party vendors.

(2)	Basis of Presentation

      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the Securities and Exchange Commission’s (the “SEC”) instructions for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated results of operations, cash flows and financial position of the Company as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31,

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 and 2002 and for the year ended December 31, 2003, for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002, and for the year ended December 31, 2001 included in the Company’s Form 10-K as filed with the SEC. The condensed consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

      The accompanying condensed consolidated statements of operations for the three months ended March 31, 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003, reflect the consolidated financial results of operations and cash flows of the Company and include all material adjustments required under purchase accounting.

(3)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of Dex Media East and its wholly-owned subsidiaries, Dex Media East Finance Co. and Dex Media International Inc. All intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

(c)	Revenue Recognition

      The sale of advertising in printed directories published by the Company is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The Company publishes white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the lives of certain directories in order to more efficiently manage work and customer flow. During 2003, the Company determined it would extend the lives of five directories published in December 2002 and publish the new editions of these five directories in January 2004. The lives of the new editions of these five directories will be 12 months thereafter. These extensions did not have a significant impact on the Company’s results of operations for the three months ended March 31, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting. For the three months ended March 31, 2004 and 2003, the Company published 33 and 28 directories, respectively.

      The Company enters into transactions where the Company’s products and services are promoted by the customer and, in exchange, the Company carries the customer’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to the Company’s operations for the three months ended March 31, 2004 and 2003.

      In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Cost of Revenue

      The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third party certified marketing representatives, which act as the Company’s channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

(e)	Stock-Based Compensation

      The Company accounts for the Stock Option Plan of Dex Media, Inc. under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock options grants under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the three months ended March 31, 2004 and 2003 would have been as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003

Net Income (Loss)
As reported	$1,822	$(15,888)
Pro forma	1,767	(15,931)

(f)	Income Tax Provision

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the period in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Goodwill and Intangible Assets

      For the three months ended March 31, 2004 and 2003 no goodwill was acquired, impaired or otherwise adjusted.

      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

As of March 31, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$897,000	$(217,157)	$679,843	20 years(1)
Customer relationships — national	241,000	(44,462)	196,538	25 years(1)
Non-compete/publishing agreements	251,000	(8,760)	242,240	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(18,970)	49,030	5 years
Advertising agreements	23,000	(2,133)	20,867	15 years

Totals	$1,791,000	$(291,482)	$1,499,518

As of December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$897,000	$(184,280)	$712,720	20 years(1)
Customer relationships — national	241,000	(37,410)	203,590	25 years(1)
Non-compete/publishing agreements	251,000	(7,190)	243,810	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(15,570)	52,430	5 years
Advertising agreements	23,000	(1,750)	21,250	15 years

Totals	$1,791,000	$(246,200)	$1,544,800

(1)	Amortization is calculated using a declining method in relation to estimated retention lives of acquired customers.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

      Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	March 31,	December 31,
	2004	2003

Notes payable to banks, Tranche A Term Loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 2.25% (weighted average of 3.39% at March 31, 2004)	$547,467	$585,288
Notes payable to banks, Tranche B Term Loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.5% (weighted average of 3.62% at March 31, 2004)	543,550	580,825
Unsecured senior notes, due November 2009, bearing interest at 9 7/8%	450,000	450,000
Unsecured senior subordinated notes, due November 2012, bearing interest at 12 1/8%	525,000	525,000

	2,066,017	2,141,113
Less: current portion of long-term debt	(75,950)	(50,845)

	$1,990,067	$2,090,268

      As of March 31, 2004, there were no borrowings under the revolving credit facility (although approximately $1 million was committed under a standby letter of credit). The Company paid interest and fees for the credit facilities, interest rate swap, senior notes and senior subordinated notes of $14.0 million and $17.2 million during the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, the Company was in compliance with all covenants under its credit facilities.

(6)	Derivative Instruments and Hedging Activities

      During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its credit facilities. All interest rate related derivative instruments had forward starting dates of May 8, 2003. Due to the forward starting dates, the Company did not reclassify any amounts into earnings for the three months ended March 31, 2003. The Company reclassified $1.8 million of hedging losses into interest expense for the three months ended March 31, 2004. For the three months ended March 31, 2004 and 2003, the Company had $1.3 million and $1.7 million of unrealized losses, respectively net of tax which are included in accumulated other comprehensive loss. As of March 31, 2004 and December 31, 2003, $5.3 million and $4.0 million, respectively, of deferred losses, net of tax on derivative instruments are recorded in accumulated other comprehensive loss, of which $2.7 million, net of tax is expected to be reclassified to earnings during the next 12 months.

      During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuation between the US Dollar and the Euro on its Tranche B-Euros. For the three months ended March 31, 2003, the Company recognized approximately $1.7 million in unrealized gains on the foreign currency derivative instrument. These gains were offset by losses on foreign currency transaction adjustments to the underlying debt instrument of approximately $1.2 million for the three months ended March 31, 2003. In connection with the refinancing of the Tranche B and Tranche-B Euros in November 2003, the Company canceled its foreign currency swap agreement on November 10, 2003.

      During November 2002, the Company entered into an interest rate cap agreement. Losses of less than $0.1 million and $0.3 million are included in earnings for the three months ended March 31, 2004 and 2003, respectively, relating to this agreement.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Comprehensive Income

      Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss). For the Company, the component of comprehensive income (loss) other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amounts of such changes to equity that have not been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss). Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was $0.6 million and ($17.6) million, respectively.

(8)	Stock Options

      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. As of March 31, 2004 and December 31, 2003, the maximum number of shares of common stock available for grant was 623,000. The Compensation Committee of Dex Media determines the terms for each option. Generally, all outstanding stock options have an exercise price that are equal to the estimated fair value of the common stock on the date the stock option was granted. However, in certain instances stock options have been granted with an exercise price below the fair value of the common stock on the date of grant. All outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee’s continued employment with the Company (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (2) 75% of the options granted will vest on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain EBITDA targets are met with respect to each year.

      On November 3, 2003, Dex Media declared a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the Plan, Dex Media adjusted the exercise price of all outstanding options to $60, effective November 10, 2003. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.”

      On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million. As a result of the distribution and as allowed under the Plan, Dex Media adjusted the exercise price of outstanding options to $46.43 and increased the number of outstanding options by 9.3587%, effective March 3, 2004. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FIN 44.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Pension and Other Post-Retirement Benefits

(a)	General Description

      Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted a post-retirement benefit plan providing retiree healthcare (together, the “Dex Media Plans”) with features similar to the Qwest plans described below. All individuals who became employees of Dex Media in connection with the Acquisition and who previously participated in the Qwest plans now participate in the Dex Media Plans. Employees of Qwest Dex who retired prior to the date of the Acquisition became retirees of Qwest and as such receive benefits under the Qwest Plans. Dex Media has filed for a determination letter with the IRS for its pension plan.

      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended March 31, 2004 and 2003. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for the three months ended March 31, 2004 and 2003.

      On September 9, 2003, Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are included in Service Co.’s reported liabilities. The Company records an affiliate payable for the portion of the liability associated with the employees who provide services to Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to employees providing services entirely for Dex Media East are allocated 100% to Dex Media East. Shared employee costs are allocated and charged to Dex Media East based upon Dex Media East’s proportional share of consolidated Dex Media revenue.

(b)	Components of Net Periodic Benefit Cost

      The components of net periodic benefit cost for the Company are as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003

		Post-Retirement		Post-Retirement
	Pension Benefit	Benefits	Pension Benefit	Benefits

Service cost	$1,254	$282	$973	$239
Interest cost	1,387	386	1,379	596
Expected return on plan assets	(1,916)	—	(1,460)	—
Amortization of prior service costs	—	(43)	—	—

Net periodic benefit cost	$725	$625	$892	$835

(10)	Commitments and Contingencies

(a)	Litigation

      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of any of these litigations are not expected to have a material adverse impact on the Company.

DEX MEDIA EAST LLC
An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Amdocs Agreement

      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s and Dex Media West’s core production platform. Upon the consummation of the acquisition of Dex West, Dex Media’s obligation under the agreement totaled approximately $108.0 million. This project is designed to upgrade Dex Media’s existing software system to enhance its functionality. The Company will be allocated its proportional share of these charges in accordance with its Shared Services and Employees Agreement as the charges are incurred over the five year period. In the event that the Company is unable to meet its obligation, Dex Media West is required to assume the obligation for charges incurred, and in the event Dex Media West is unable to meet its obligation under the agreement, the Company may be required to assume the portion of the obligation currently attributable to Dex Media West. As of March 31, 2004, Dex Media West and the Company collectively have approximately $76.0 million of obligations remaining under this agreement.

(11)	Transactions with Affiliates

      As also described in Note 1(a), upon consummation of the acquisition of Dex West, all former Qwest employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable. Dex Media East is charged and carries an affiliate payable for the portion of the liability associated with employees providing services to Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media East employees providing services entirely for Dex Media East are allocated 100% to Dex Media East. Shared employee costs are allocated and charged to Dex Media East based upon Dex Media East’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.

(12)     Related Party Transactions, Other Than Affiliates

      In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the two Sponsors will receive an annual advisory fee of $1.0 million for advisory, consulting and other services. These annual payments shall continue until the agreements are terminated. Pursuant to these management consulting agreements, the Company incurred $0.5 million in pro-rated annual advisory fees for each of the three months ended March 31, 2004 and 2003.

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”), pursuant to which SAVVIS will provide network connections and other services to support the Company’s integrated production system and other systems. SAVVIS is an affiliate of WCAS. The Company and Dex Media West expect to pay SAVVIS approximately $2.2 million, collectively, over the two-year term of the contract, although the Company has the option to purchase additional services for which the Company would pay SAVVIS additional fees.

(13)	Subsequent Event

      Dex Media filed a Form S-1 with the SEC on May 14, 2004 in connection with its proposed initial public offering. The intended use of proceeds from the offering is to reduce Dex Media West’s and the Company’s senior subordinated notes by $273.0 million and $183.8 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Background

      The following discussion and analysis of our financial condition and results of operations covers periods subsequent to the consummation of the acquisition of the assets of Dex East (the “Acquisition”). “Dex East” refers to the operations of Qwest Dex Holdings, Inc. and its subsidiary in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (the “Dex East States”). References to “we,” “our” or “us” refers to Dex Media East, the successor to Dex East. We have operated as a stand-alone company since the Acquisition. The Acquisition was accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to the acquisition date were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition date.

      The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our condensed consolidated financial statements and related notes thereto included elsewhere herein.

      As a result of our conversion to the Amdocs software system, certain of our customer categories will be reclassified, which may result in a change in how we report our total number of customer accounts.

Our Business

      We are the largest directory publisher in the Dex East States and the sixth largest directory publisher in the U.S. For the three months ended March 31, 2004, we published 33 directories and distributed approximately five million copies of these directories to business and residential consumers in the Dex East States. We also provide related services, including an Internet-based directory. For the three months ended March 31, 2004, we have generated $180.8 million in revenue. Approximately 97% of our total revenue for the three months ended March 31, 2004, was generated from the publication of directories.

Our Strategy

      Our strategy is centered on building relationships with our major customer groups: small and medium-sized local businesses and national companies doing business in the Dex East States. We plan to continue to build our knowledge of their businesses and develop value-added content that can be distributed in a variety of forms. Currently, the primary method of distribution is our print directories. We also use the Internet and CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance product offerings such as bundled print and Internet.

      Maximizing the utility of our content is an important aspect of our overall strategy. To accomplish this, we plan to continue: innovating new products such as advertising on book spines, covers and tabs; expanding on market segmentation such as bilingual directories in select markets; and enhancing our distribution platforms. In addition, we plan to continue evaluating our related businesses based on the utility of these product offerings to our advertisers and consumers.

      Our strategy also includes a focus on improving our infrastructure in order to achieve a more efficient cost structure and improve revenue opportunities in the long-term. In 2004, we expect to replace our entire production system with Amdocs technology in a phased deployment.

Results of Operations

Overview

      Our consolidated financial statements included herein have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. In 2003, we determined that the 12-month lives of five directories published in December 2002 would be extended. The new editions of these five directories were published in January 2004. These extensions were made to more efficiently manage work and customer flow. The lives of the new editions of these directories are expected to be 12 months thereafter. These extensions did not have a significant impact on our results of operations for the three months ended March 31, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting.

Revenue

      We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory. Growth in directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per customer and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

      We enter into transactions where our products and services are promoted by a customer and, in exchange, we carry that customer’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to the Company’s operations for the three months ended March 31, 2004 and 2003.

      In certain cases, we enter into agreements with customers that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

      As part of the Advertising Commitment Agreement dated September 9, 2003 between Qwest and Dex Media West and Dex Media East, Qwest agreed to purchase from Dex Media West and us, under a take-or-pay arrangement, a minimum of $20.0 million annually in advertising services over a 15-year period beginning with the date of the acquisition of Dex East on November 8, 2002. If Qwest purchases more than $20.0 million of advertising in any one year pursuant to such agreement, up to $5.0 million of the excess could be carried over to the subsequent year’s minimum advertising purchase commitment. Upon consummation of the acquisition of Dex West on September 9, 2003, we and Dex Media West agreed to allocate the cash received under the take-or-pay arrangement at 42% and 58%, respectively.

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

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives, which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

General and Administrative Expense

      Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, customer billing, corporate management and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services that were shared among Qwest affiliates, including real estate, information technologies, finance and human resources. However, since we have terminated the transition services agreements with Qwest as of December 31, 2003, we now incur these costs directly.

Income Tax Provision

      We account for income taxes under the asset and liability method of accounting. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating losses and tax credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

Items Affecting Comparability Between Periods

      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were $85.9 million and $22.2 million lower, respectively, than our revenue and cost of revenue would have been because the Acquisition was accounted for under the purchase method of accounting. For the three months ended March 31, 2003, our revenue and cost of revenue were $24.7 million and $5.9 million lower, respectively, as a result of the purchase method of accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that had previously been published and distributed were not carried over to our balance sheet. The effect of this accounting treatment is to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting will not affect our revenue and directory costs subsequent to 2003. This purchase accounting adjustment is non-recurring and has no historical or future cash impact.

Results of Operations

The Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003	$ Change	% Change

	(Dollars in thousands)
Revenue:
Local directory services	$145,118	$136,406	$8,712	6.4%
National directory services	30,169	12,473	17,696	141.9%

Total directory services	175,287	148,879	26,408	17.7%
Other revenue	5,502	3,994	1,508	37.8%

Total revenue	180,789	152,873	27,916	18.3%
Cost of revenue	55,370	47,228	8,142	17.2%

Gross profit	125,419	105,645	19,774	18.7%
Gross margin	69.4%	69.1%
General and administrative expense, including bad debt expense	$24,400	$23,642	$758	3.2%

Revenue

      Total revenue increased by $27.9 million, or 18.3%, to $180.8 million for the three months ended March 31, 2004 from $152.9 million for the three months ended March 31, 2003. Total revenue for the three months ended March 31, 2003 was $24.7 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total revenue increased $3.2 million, or 1.8%, in 2004. Total revenue included $175.3 million in directory services revenue and $5.5 million in revenue for all other products for the three months ended March 31, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $26.4 million, or 17.7%, to $175.3 million for the three months ended March 31, 2004 from $148.9 million for the three months ended March 31, 2003. Total directory services revenue for the three months ended March 31, 2003 was $24.7 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total directory services revenue increased $1.7 million, or 1.0%, in 2004.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include customer acquisition and retention, the size of advertisements and premium products purchased. Pricing factors include certain price increases that are applied by product and market and that are offset by discount programs that may be offered in selected local markets for targeted products or headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable customer retention, contributed to our increased directory services revenue.

      Local directory services revenue increased $8.7 million, or 6.4%, to $145.1 million for the three months ended March 31, 2004 compared to $136.4 million for the three months ended March 31, 2003. Local directory services revenue for the three months ended March 31, 2003 was $9.1 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, local directory services revenue decreased $0.4 million, or 0.3%, in 2004.

      Revenue from national advertisers, including Qwest, increased $17.7 million to $30.2 million for the three months ended March 31, 2004 as compared to $12.5 million for the three months ended March 31, 2003.

Revenue from national advertisers, including Qwest, for the three months ended March 31, 2003 was $15.6 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, revenue from national advertisers, including Qwest, increased $2.1 million, or 7.5%, in 2004.

      Other revenue increased by $1.5 million, or 37.8%, to $5.5 million for the three months ended March 31, 2004 from $4.0 million for the three months ended March 31, 2003.

Cost of Revenue

      Cost of revenue recognized was $55.4 million for the three months ended March 31, 2004 compared to $47.2 million for the three months ended March 31, 2003. Recognized cost of revenue for the three months ended March 31, 2003 was $5.9 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, cost of revenue recognized increased $2.3 million, or 4.3%, in 2004. Cost of revenue recognized represented 30.6% of revenue for the three months ended March 31, 2004, compared to 29.9% of revenue, excluding the effects of purchase accounting, for the three months ended March 31, 2003.

      For the three months ended March 31, 2004 and 2003, we incurred costs subject to deferral and amortization of $58.2 million and $53.2 million, respectively. The increase in incurred costs is primarily a result of the shifts in publication schedules which impacted direct costs of publishing and national commissions by $5.2 million. Costs subject to deferral and amortization include certain employee costs, direct costs of publishing, and other costs.

      Employee costs incurred during the period increased by $1.0 million, or 4.3%, to $24.3 million for the three months ended March 31, 2004 from $23.3 million for the three months ended March 31, 2003. This increase was primarily a result of increases in the number of employees, higher cost of medical insurance and higher sales commissions and sales incentives paid to employees.

      Direct costs of publishing incurred during the period, which primarily included paper, printing and distribution, were $22.3 million and $18.1 million for the three months ended March 31, 2004 and 2003, respectively. The difference in directory publication schedules between the periods contributed to $3.7 million of the increase.

      Other costs of revenue incurred during the period, which primarily includes systems expense, national commissions, office and facilities expense, and professional fees were $11.6 million and $11.8 million for the three months ended March 31, 2004 and 2003, respectively.

Gross Profit

      Our gross profit was $125.4 million for the three months ended March 31, 2004 compared to $105.6 million for the three months ended March 31, 2003. Gross profit for the three months ended March 31, 2003 was $18.8 million lower due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total gross profit increased $1.0 million, or 0.8%, in 2004.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $0.8 million, or 3.2%, to $24.4 million from $23.6 million for the three months ended March 31, 2003. The increase was primarily due to increases in employee costs and advertising.

      Employee costs, which include salaries and wages, benefits and other employee costs, increased $0.6 million, or 9.2%, to $7.1 million for the three months ended March 31, 2004 from $6.5 million for the three months ended March 31, 2003. Salaries and wages increased $0.3 million, or 7.9%, to $4.1 million from $3.8 million for the three months ended March 31, 2004 and 2003, respectively, due to increases in the number of employees in finance, human resources, real estate and information technology. Prior to 2004, these functions were provided primarily by Qwest and were included in other general and administrative expenses as shared services. Benefits were $2.3 million for each of the three months ended March 31, 2004 and 2003. Other employee costs were $0.7 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

      Bad debt expense decreased $0.2 million, or 3.2%, to $6.9 million from $7.1 million for the three months ended March 31, 2004 and 2003, respectively. Bad debt expense as a percentage of revenue was 3.8% for the three months ended March 31, 2004 compared to 4.0% of revenue, excluding the effects of purchase accounting, for the three months ended March 31, 2003.

      Advertising increased $1.6 million to $3.5 million for the three months ended March 31, 2004 from $1.9 million for the three months ended March 31, 2003 due to efforts to increase customer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting in 2003, increased to 1.9% from 1.1% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, respectively.

      Office and facilities expense remained constant at $2.7 million for each of the three months ended March 31, 2004 and 2003.

      All other general and administrative expense, decreased $1.2 million, or 22.2%, to $4.2 million for the three months ended March 31, 2004 from $5.4 million for the comparable period in 2003. For the three months ended March 31, 2003, other general and administrative expense includes shared services with Qwest, including services for finance, human resources, real estate and information technology with the costs of such services incurred directly in salaries and wages for the three months ended March 31, 2004.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of March 31, 2004, we have recorded $47.7 million of deferred income tax assets resulting primarily from net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Amortization of Intangibles

      In connection with the Acquisition, we recorded significant intangible assets at the date of Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the three months ended March 31, 2004 and 2003 we recognized $45.3 million and $53.6 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization from the prior year was the result of a declining method used to amortize the value of acquired customers in proportion with their estimated retention lives.

Interest Expense

      We incurred significant indebtedness in connection with the Acquisition. We recognized interest expense of $50.3 million and $48.2 million for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Overview

      Following the transactions related to the Acquisition, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions.

      In connection with the Acquisition, we incurred $1,280.0 million of borrowings under our credit facilities and $975.0 million of indebtedness with the issuance of the outstanding notes. In connection with the acquisition in September 2003, of Dex West by Dex Media, our indirect parent, we borrowed an additional

$160.0 million under our credit facilities. As of March 31, 2004, we had outstanding $2,066.0 million in aggregate indebtedness. As a result, we are significantly leveraged and our liquidity requirements will be significantly increased, primarily due to increased debt service obligations.

      Our credit facilities consist of a revolving credit facility and term loan facilities. The revolving credit facility expiring in November 2008 is comprised of total principal of up to $100.0 million available for general corporate purposes, subject to certain conditions. The term loan facilities consist of a Tranche A term loan facility and a Tranche B term loan facility, which mature in November 2008 and May 2009, respectively.

      Our credit facilities bear interest, at our option, at either:

•	a base rate used by JPMorgan Chase Bank, plus an applicable margin; or

•	a eurocurrency rate on deposits for one, two, three or six-month periods (or nine or twelve-month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin.

      The applicable margins on loans under our revolving credit facility, the Tranche A term loan facility and the Tranche B term loan facility are subject to change depending on our leverage ratio.

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

      We entered into a billing and collection services agreement with Qwest LEC upon the consummation of the Acquisition. Under this agreement, Qwest LEC will continue until November 7, 2004 subject to renewal, to bill and collect, on our behalf, amounts owed by customers, that are also Qwest local telephone customers, for our directory services. In 2003, Qwest LEC billed approximately 43% of our revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 57% directly. Qwest LEC bills the customer on the same billing statement on which it bills the customer for local telephone service. In conjunction with the Acquisition, we developed and continue to maintain the ability to transition from the Qwest LEC billing and collection system to our own billing and collection system, for those customers billed by Qwest, within approximately two weeks should we choose to do so.

Sources of Liquidity

      Net cash provided by operations was $84.0 million and $65.7 million for the three months ended March 31, 2004 and 2003, respectively. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

      Net cash used for investing activities was $11.6 million and $3.3 million for the three months ended March 31, 2004 and 2003, respectively. The principal use of cash for investing activities for the three months ended March 31, 2004 and 2003 was expenditures for property, plant, and equipment and software.

      Net cash used for financing activities was $75.1 million and $25.3 million for the three months ended March 31, 2004 and 2003, respectively. Significant uses of cash for financing activities for the three months ended March 31, 2004 and 2003 include $75.0 million and $25.0 million, respectively, of repayments on long-term borrowings.

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

      We cannot ensure, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under the note indentures and credit agreement prohibit us from commingling the funds of Dex Media West with ours. They also prohibit us from borrowing any funds from Dex Media West. Despite the restrictive covenants under the note indentures and credit agreement limiting our ability to incur additional indebtedness and dispose of our assets, the covenants allow for multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i. Cash from operating cash flow.

ii. Up to $99.1 million of the revolving credit facility available to us as of March 31, 2004.

iii. Other unsecured indebtedness which we may incur up to an aggregate principal amount of $50.0 million.

iv. We may sell, or dispose of, assets up to $10.0 million annually, subject to an aggregate amount of $20.0 million.

v. The proceeds from any debt issuance which we may use as long as our leverage ratio is at or below 4.0 to 1.0.

vi. We may use the proceeds from any equity offering as follows: a) 50%, if our leverage ratio is above 4.0 to 1.0 or b) 100%, if our leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of our indirect parent’s initial public offering, we will amend our credit facilities to, among other things, allow us access to a portion of the proceeds from any equity offering irrespective of our leverage ratio.

      The credit agreement and indentures governing the notes permit us to pursue the option of financing our capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $30.0 million at any time. As of March 31, 2004, the outstanding balance of capital leases was $0.5 million.

      Our access to liquidity will improve significantly when our leverage ratio drops below 4.0 to 1.0. The leverage ratio can be improved by reducing debt levels or increasing the amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”). When our leverage ratio is under 4.0 to 1.0, we may retain any proceeds from debt or equity issuances for any business purpose, except for optional repayment of non-credit facility related debt with equity proceeds. If we use equity proceeds to optionally repay a cumulative amount of non-credit facility related debt in excess of $20.0 million, we are required to repay equal amounts of debt under our term facilities with the proceeds from the same equity issuances.

Uses of Liquidity

      We expect that our primary liquidity requirements will be for debt service on our credit facilities and notes, capital expenditures and working capital. During the three months ended March 31, 2004, we used the funds generated from operations in excess of liquidity requirements to make optional repayments under our credit facilities.

      We made optional repayments in an aggregate principal amount of $75.0 million under our credit facilities in the three months ended March 31, 2004 using the excess cash flow generated from operations. Our debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes and senior subordinated notes, is comprised of 65.1% fixed rate debt and 34.9% floating rate debt as of three months ended March 31, 2004. Mandatory repayments or optional repayments under the credit facilities in the future will cause the percentage of fixed rate debt in our debt portfolio to increase. As our fixed rate debt as a percentage of our total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities has significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of our portfolio will also increase.

      Tranche A and Tranche B of our term loan credit facilities have scheduled quarterly principal repayments that began September 30, 2003 and continue until the maturity dates of the facilities. As a result of the optional repayments made through March 31, 2004, the required quarterly payments from each tranche in the period from September 30, 2003 to June 30, 2004 have been reduced to zero. The first mandatory repayment is now due on September 30, 2004.

      On November 10, 2003, our indirect parent, Dex Media, issued $500.0 million of 8% Notes due 2013 and $389.0 million aggregate principal amount at maturity of 9% Discount Notes due 2013 for gross proceeds of $750.2 million. The gross proceeds of $750.2 million were paid by Dex Media as a distribution to its parent and ultimately to the Sponsors. These notes are expected to be serviced and repaid from distributions to Dex Media from us and our affiliate, Dex Media West, subject in each case to restrictions contained in our respective debt agreements. Accordingly, our cash requirements will increase in May 2009 when cash interest becomes payable on Dex Media’s 9% Discount Notes.

      On February 11, 2004, our indirect parent, Dex Media, issued another $361.0 million aggregate principal amount at maturity of 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $250.5 million were paid by Dex Media as a distribution to its parent and ultimately to the Sponsors. These discount notes defer interest until May 2009 at which time we, along with our affiliate, Dex Media West, will be expected to service and repay this debt in the form of distributions to Dex Media, subject in each case to restrictions contained in our respective debt agreements.

      Dex Media has no operations of its own and derives all of its cash flow and liquidity from its subsidiaries. It depends on the earnings and the distribution of funds from us and Dex Media West to meet its cash needs. Although we are not obligated to make funds available to Dex Media for any purpose, we are expected to make cash distributions of $8.4 million to Dex Media semi-annually to service its cash interest obligations on the 8% Notes due 2013, subject to certain covenant requirements under the note indentures and credit agreement. The indentures relating to our senior notes and senior subordinated notes prohibit us from distributing funds to Dex Media if the amount of such distribution, together with all other restricted payments made by us since November 8, 2002, would exceed the sum of an amount calculated pursuant to a formula taking into account, among other things, the amount of adjusted consolidated net income accrued by us since January 1, 2003. In addition in order to make any such distribution of funds to Dex Media, we would have to meet the coverage tests relating to the issuance of indebtedness under the indentures relating to our senior notes and senior subordinated notes. Although the terms of our credit facilities permit us to pay cash distributions to Dex Media in an amount not to exceed 42% of the regularly scheduled interest payments on the initial $250.0 million of the $500.0 million of 8% Notes due 2013, we must meet an interest coverage ratio for the four consecutive fiscal quarters prior to the payment of the distribution to Dex Media to cover our 42% portion of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% Notes due 2013.

Material Trends, Known Facts and Uncertainties

Advertising Revenue

      Directory services revenue is our most significant source of revenue. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates.

Paper Prices

      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA Co, Ltd. (formerly Daishowa America Co., Ltd.) and Norske Skog Canada (USA), Inc. Prices under the two agreements with these vendors are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years.

Usage

      Based on industry sources, overall usage of printed yellow pages directories in the U.S. declined by a compound annual rate of approximately 2% between 1999 and 2003. Several factors, including the publication of competing directories and the increased usage of Internet-based directories, could cause usage of our printed directories to continue to decline. Any declines in usage could limit our ability to maintain or increase our advertising prices, cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases and discourage businesses that do not purchase advertising in our yellow pages directories from doing so. Any of these factors could affect our ability to generate revenue and have a material adverse effect on our business.

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

Reduction of Bond Ratings

      In anticipation of the $361.0 million of 9% Discount Notes due 2013 issued on February 11, 2004 by our indirect parent, Dex Media, Moody’s Investor Service downgraded the credit ratings of our credit facilities, senior notes and senior subordinated notes by one notch while Standard & Poor’s maintained a negative outlook on our credit ratings. The rating downgrade does not have any immediate impact on our financing costs. If we issue new debt or refinance our existing debt in the future, the downgrade may result in higher interest costs.

Competition

      The U.S. directory advertising industry is competitive. There are a number of independent directory publishers and publishers affiliated with local exchange carriers with which we compete in one or more of the Dex East States. For example, new competitive directories were introduced in two of our top ten markets in 2003 compared to just one new competitive directory in 2002.

      Through our Internet-based directory, we compete with these publishers and with other Internet sites providing search and classified directory information. In addition, we compete against other forms of media, including newspapers, radio, television, the Internet, billboards and direct mail, for business and professional advertising.

      The foregoing list of factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by us.

      We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The effect and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where these policies affect our reported and expected financial results.

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

Income Taxes

      It is our determination that it is more likely than not that we will utilize our deferred tax assets before the expiration of the net operating loss carryforward periods. This determination is based upon our estimation of projected book and taxable income over the next several years. To the extent our projections vary significantly from actual results, a portion of our deferred tax benefits may not be realizable, resulting in a charge to income tax expense.

Disclosure Regarding Forward-Looking Statements

      This Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this prospectus and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt

      As of March 31, 2004, we had a total outstanding debt balance of $2,066.0 million comprising of $1,091.0 million of variable rate debt drawn under the secured credit facilities, $450.0 million of senior notes and $525.0 million of senior subordinated notes. The credit facilities were made up of $547.5 million of Tranche A Term Loan maturing in November 2008 and $543.5 million of Tranche B Term Loan maturing in May 2009. Due to the variable rate characteristics of the credit facilities, the carrying amounts of Tranche A Term Loan and Tranche B Term Loan approximated fair values.

      The $450.0 million of unsecured senior notes bearing a fixed interest rate of 9.875% matures in November 2009. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $506.3 million at March 31, 2004.

      The $525.0 million of unsecured senior subordinated notes bearing a fixed interest rate of 12.125% matures in November 2012. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $612.9 million at March 31, 2004.

Interest Rate Risk

      As of March 31, 2004, we had no debt outstanding under our revolving credit facility (although approximately $1 million was committed under a stand-by letter of credit), $547.5 million of debt outstanding under our Tranche A term loan facility and $543.5 million of debt outstanding under our Tranche B term loan facility. Our revolving credit facility and each of our term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. As required by the terms of our credit facilities, we have hedged a portion of our interest rate risk. The interest rate swap agreements have an aggregate notional amount of $370.0 million and applicable fixed rates ranging from 2.354% to 4.085%. They will expire in various terms ranging from November 2004 to May 2008. The notional amount of our interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in May 2005. Assuming we had incurred this level of borrowings on January 1, 2004 at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, our interest expense for the three months ended March 31, 2004 would have increased by $1.8 million. We will not use any financial derivative instruments for speculative purposes.

Item 4.	Controls and Procedures

      Dex Media East maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media East’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      As of the end of the period covered by this report, Dex Media East carried out an evaluation, under the supervision and with the participation of Dex Media East’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Dex Media East’s disclosure controls and procedures. Based on the foregoing, Dex Media East’s Chief Executive Officer and Chief Financial Officer concluded that Dex Media East’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number		Description

31.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K:

On February 2, 2004, we filed a Current Report on form 8-K, relating to the press release announcing the pricing of Dex Media’s 9% Discount Notes due 2013 and debt repayment goals for 2004.

On March 25, 2004, we filed a Current Report on Form 8-K, relating to the press release announcing fourth quarter and full year 2003 earnings.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Dex Media East LLC has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA EAST LLC

By:	/s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Chief Financial Officer and
Executive Vice President
(principal financial officer and
duly authorized officer)

Date: May 14, 2004

EXHIBIT INDEX

Exhibit
Number		Description

31.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.