Form 10-Q
period 2004-06-30
DEX MEDIA EAST LLC
filed 2004-08-12
CIK 1212113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$—	$2,758
Accounts receivable, net	46,431	62,176
Deferred directory costs	133,662	128,333
Current deferred taxes	6,837	5,979
Amounts due from affiliates	—	28,554
Other current assets	5,499	5,906

Total current assets	192,429	233,706
Property, plant and equipment, net	52,467	39,667
Goodwill	890,731	890,731
Intangible assets, net	1,454,237	1,544,800
Deferred income taxes	34,635	42,151
Deferred financing costs	64,154	78,925
Amounts due from affiliate related to post-retirement and other post-employment benefit obligations	—	35,519
Other assets	1,338	1,719

Total Assets	$2,689,991	$2,867,218

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$29,057	$49,062
Amounts due to affiliate	27,317	—
Employee compensation	—	32,783
Deferred revenue and customer deposits	99,046	99,522
Accrued interest payable	14,929	18,684
Current portion of long-term debt	103,470	50,845
Other accrued liabilities	8,983	9,120

Total current liabilities	282,802	260,016
Long-term debt	1,926,396	2,090,268
Post-retirement and other post-employment benefit obligations	—	69,381
Amounts due to affiliate related to post-retirement and other post-employment obligations	36,440	—
Other liabilities	814	7,195

Total Liabilities	2,246,452	2,426,860

Commitments and contingencies (Note 9)
Accumulated deficit	(62,913)	(69,902)
Accumulated other comprehensive loss	(1,018)	(4,026)
Owner’s interest	507,470	514,286

Total Owner’s Equity	443,539	440,358

Total Liabilities and Owner’s Equity	$2,689,991	$2,867,218

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$179,809	$164,278	$360,598	$317,151
Operating Expenses:
Cost of revenue	55,281	50,042	110,651	97,270
General and administrative expense	18,375	17,044	36,464	33,750
Bad debt expense	5,021	6,610	11,332	13,546
Depreciation and amortization expense	3,138	2,593	5,629	5,367
Amortization of intangibles	45,281	53,590	90,563	107,180

Total operating expenses	127,096	129,879	254,639	257,113

Operating income	52,713	34,399	105,959	60,038
Other (income) expense:
Interest income	(208)	(313)	(318)	(410)
Interest expense	44,264	50,088	94,548	98,251
Other expense, net	10	4,453	43	8,529

Income (loss) before income taxes	8,647	(19,829)	11,686	(46,332)
Income tax provision (benefit)	3,480	(7,941)	4,697	(18,556)

Net income (loss)	$5,167	$(11,888)	$6,989	$(27,776)

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months
	Ended June 30,

	2004	2003

Operating activities:
Net income (loss)	$6,989	$(27,776)
Adjustments to net income (loss):
Bad debt expense	11,332	13,546
Depreciation and amortization expense	5,629	5,367
Amortization of intangibles	90,563	107,180
Amortization of deferred financing costs	15,669	9,114
Stock option expense	137	—
Deferred tax provision (benefit)	4,697	(18,556)
Unrealized gain on foreign currency derivative instrument	—	(4,517)
Unrealized loss on translation of foreign currency debt	—	3,579
Changes in operating assets and liabilities:
Accounts receivable	4,413	(4,560)
Deferred directory costs	(5,329)	(6,323)
Other current assets	407	326
Other long-term assets	424	(3,360)
Accounts payable and other liabilities	(22,355)	(6,400)
Accrued interest	(4,002)	(3,011)
Deferred revenue and customer deposits	(476)	33,227
Amounts due to affiliates	27,317	—
Amounts due to affiliates related to post-retirement and other post-employment benefits	2,578	—
Employee benefit plan obligations and other long-term liabilities	(3,317)	3,363

Cash provided by operating activities	134,676	101,199

Investing activities:
Expenditures for property, plant and equipment	(5,977)	(3,988)
Capitalized software development costs	(12,451)	(9,442)
Escrow deposits	—	(2,000)

Cash used for investing activities	(18,428)	(15,430)

Financing activities:
Proceeds from borrowings on revolving credit facility	8,000	—
Repayments of borrowings on revolving credit facility	(5,000)	—
Repayments on long-term debt	(114,000)	(109,803)
Payment of refinancing costs	(941)	(846)
Distribution to parent	(7,065)	—

Cash used for financing activities	(119,006)	(110,649)

Cash and cash equivalents:
Decrease	(2,758)	(24,880)
Beginning balance	2,758	37,626

Ending balance	$—	$12,746

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business

(a)	Dex Media Initial Public Offering

      As more fully described in Note 13, on July 27, 2004, the Company’s indirect parent, Dex Media consummated its initial public offering of common stock (the “Offering”). Immediately prior to the Offering, Dex Media completed a 10-for-1 split of all authorized shares of common stock. Share and per share data (except par value) for all periods presented have been restated to reflect the stock split.

(b)	Acquisition

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

      In the second phase, consummated on September 9, 2003, Qwest Dex contributed its remaining assets and liabilities relating to its directory business in the Dex West States (as defined below) to GPP LLC, a newly-formed limited liability company. Immediately following this contribution, Dex Media West LLC (“Dex Media West”), an indirect wholly-owned subsidiary of Dex Media, purchased all of the interests in GPP LLC for $4.3 billion (excluding fees and acquisition costs). Immediately following such purchase, Dex Media West merged with GPP LLC. Dex Media West now operates the directory business acquired in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the “Dex West States”). In conjunction with the sale, Dex West employees became employees of Dex Media West and were immediately transferred to Dex Media East. On January 1, 2004, all employees of Dex Media East were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Service LLC (“Service Co.”).

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

(2)	Basis of Presentation

(a)	General

      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the Securities and Exchange Commission’s (the “SEC”) instructions for interim financial statements,

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statement of financial position as of June 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the year ended December 31, 2003, for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002, and for the year ended December 31, 2001 included in the Company’s Form 10-K as filed with the SEC. The condensed consolidated statements of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

      The accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 include all material adjustments required under purchase accounting.

(b)	Reclassifications

      Certain prior period amounts have been reclassified to conform to the 2004 presentation.

(3)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

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

      The sale of advertising in printed directories published by the Company is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The Company publishes white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the lives of certain directories in order to more efficiently manage work and account flow. During 2003, the Company determined it would extend the lives of five directories published in December 2002 and publish the new editions of these five directories in January 2004. The lives of the new editions of these five directories will be 12 months thereafter. These extensions did not have a significant impact on the Company’s results of operations for the three months and six months ended June 30, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting. For the three months ended June 30, 2004 and 2003, the Company published 59 and 60 directories, respectively. For the six months ended June 30, 2004 and 2003, the Company published 92 and 88 directories, respectively, in the Dex East States.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company enters into transactions where the Company’s products and services are promoted by the account and, in exchange, the Company carries the account’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to the Company’s operations for the three months and six months ended June 30, 2004 and 2003.

      In certain cases, the Company enters into agreements with accounts that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

      The Company accounts for the Stock Option Plan of Dex Media, Inc. under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock options grants under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the three months and six months ended June 30, 2004 and 2003 would have been as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net Income (Loss)
As reported	$5,167	$(11,888)	$6,989	$(27,776)
Pro forma	5,178	(11,931)	6,944	(27,862)

(f)	Income Tax Provision

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit carry forwards if management believes, based upon existing evidence, that it is more likely than not that the carry forward will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized.

(4)	Goodwill and Intangible Assets

      For the three months and six months ended June 30, 2004 and 2003 no goodwill was acquired, impaired or otherwise adjusted.

      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

As of June 30, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$897,000	$(250,033)	$646,967	20 years	(1)
Account relationships — national	241,000	(51,515)	189,485	25 years	(1)
Non-compete/publishing agreements	251,000	(10,330)	240,670	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(22,370)	45,630	5 years
Advertising agreements	23,000	(2,515)	20,485	15 years

Totals	$1,791,000	$(336,763)	$1,454,237

As of December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$897,000	$(184,280)	$712,720	20 years	(1)
Account relationships — national	241,000	(37,410)	203,590	25 years	(1)
Non-compete/publishing agreements	251,000	(7,190)	243,810	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(15,570)	52,430	5 years
Advertising agreements	23,000	(1,750)	21,250	15 years

Totals	$1,791,000	$(246,200)	$1,544,800

(1)	Amortization is calculated using a declining method in relation to estimated retention lives of acquired accounts.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

      Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	As of	As of
	June 30,	December 31,
	2004	2003

Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 2.0% (weighted average interest rate of 3.32% at June 30, 2004)	$527,987	$585,288
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.0% (weighted average interest rate of 3.32% at June 30, 2004)	523,879	580,825
Revolving credit facility bearing interest at Annual Base Rate (“ABR”) plus the current applicable interest spread of 1.0% (interest rate of 5.25% at June 30, 2004)	3,000	—
Unsecured senior notes, due November 2009, bearing interest at 9 7/8%	450,000	450,000
Unsecured senior subordinated notes, due November 2012, bearing interest at 12 1/8%	525,000	525,000

	2,029,866	2,141,113
Less: current portion of long-term debt	(103,470)	(50,845)

	$1,926,396	$2,090,268

      As of June 30, 2004, there were $3.0 million of borrowings under the revolving credit facility (with an additional $1 million committed under a standby letter of credit). The Company paid interest and fees for the credit facilities, interest rate swaps, senior notes and senior subordinated notes of $81.8 million and $90.7 million during the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the Company was in compliance with all covenants under its credit facilities.

      In connection with the amendment and restatement of the Company’s Credit Agreement, the applicable margins on the revolving credit facility, Tranche A term loan and Tranche B term loan have been reduced. The commitment fee on the unused portion of the revolving credit facility has been reduced to 0.375% from 0.5%. The price reductions have been effective since June 11, 2004.

      As discussed in Note 13(a), the Company’s indirect parent, Dex Media, consummated its initial public offering of common stock effective July 27, 2004. Part of the proceeds related to this offering were used to redeem $183.8 million of the Company’s Senior Subordinated Notes at a redemption price of 112.125% along with accrued and unpaid interest.

(6)	Derivative Instruments and Hedging Activities

      During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its credit facilities. All interest rate related derivative instruments had forward starting dates of May 8, 2003. The Company reclassified $1.8 million and $1.0 million of hedging losses into interest expense for the three months ended June 30, 2004 and 2003, respectively. The Company reclassified $3.6 million and $1.0 million of hedging losses into interest expense for the six months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 and 2003, the Company had $4.3 million of unrealized gains and $2.3 million of unrealized losses, respectively, net of tax which are included in other comprehensive loss. For the six months ended June 30, 2004 and 2003, the Company had $3.0 million of unrealized gains and $3.9 million of unrealized losses,

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, net of tax which are included in other comprehensive loss. As of June 30, 2004 and December 31, 2003, $1.0 million and $4.0 million, respectively, of deferred losses, net of tax on derivative instruments are recorded in accumulated other comprehensive loss, of which $0.8 million, net of tax is expected to be reclassified to earnings during the next 12 months.

      During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuation between the US Dollar and the Euro on its Tranche B-Euros. For the three months and six months ended June 30, 2003, the Company recognized $2.5 million and $4.3 million, respectively, in unrealized gains on the foreign currency derivative instrument. These gains were offset by losses on foreign currency transaction adjustments to the underlying debt instrument of $2.3 million and $3.6 million for the three months and six months ended June 30, 2003. In connection with the refinancing of the Tranche B and Tranche-B Euros in November 2003, the Company canceled its foreign currency swap agreement on November 10, 2003.

      During November 2002, the Company entered into an interest rate cap agreement. Losses of less than $0.1 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, and less than $0.1 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively, relating to this agreement are included in earnings for those periods.

(7)	Comprehensive Income

      Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss). For the Company, the component of comprehensive income (loss) other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amounts of such changes to equity that have not been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss). Comprehensive income (loss) for the periods presented is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net loss	$5,167	$(11,888)	$6,989	$(27,776)
Unrealized gain (loss) on derivatives, net of tax	4,279	(2,280)	3,008	(3,940)

Total comprehensive income (loss)	$9,446	$(14,168)	$9,997	$(31,716)

(8)	Stock Options

      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. As of June 30, 2004, the maximum number of shares of common stock available for issuance under the 2002 Plan was 6,230,000, with 5,066,540 shares underlying outstanding options and 1,163,460 shares available for issuance pursuant to new awards. As more fully discussed in Note 13(d), effective July 27, 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan under which there are 1,000,000 shares of common stock available for grant. The Compensation Committee of Dex Media determines the terms for each option. Generally, all outstanding stock options have an exercise price that are equal to the estimated fair value of the common stock on the date the stock option was granted. However, in certain instances stock options have been granted with an exercise price below the fair value of the common stock on the date of grant. All outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee’s continued employment with the Company

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (2) 75% of the options granted will vest on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain EBITDA targets are met with respect to each year.

      On November 3, 2003, Dex Media declared a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 10, 2003. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.”

      On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million. As a result of the distribution and as allowed under the Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective March 3, 2004. As the aggregate intrinsic value of the awards immediately after the change in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the change in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustment to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FIN 44.

(9)	Pension and Other Post-Retirement Benefits

(a)	General Description

      Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted a post-retirement benefit plan providing retiree healthcare (together, the “Dex Media Plans”). All individuals who became employees of Dex Media in connection with the Acquisition and who previously participated in the Qwest plans now participate in the Dex Media Plans. Employees of Qwest Dex who retired prior to the date of the Acquisition became retirees of Qwest and as such receive benefits under the Qwest Plans. Dex Media has filed for a determination letter with the IRS for its pension plan.

      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months and six months ended June 30, 2004 and 2003. The post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for the three months and six months ended June 30, 2004 and 2003.

      On September 9, 2003, Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are now included in Service Co.’s reported liabilities. The Company records an affiliate payable for the portion of the liability associated with the employees who provide services to Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to employees providing services entirely for Dex Media East are

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated 100% to Dex Media East. Shared employee costs are allocated and charged to Dex Media East based upon Dex Media East’s proportional share of consolidated Dex Media revenue.

(b)	Components of Net Periodic Benefit Cost

      The components of net periodic benefit cost for the Company are as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,254	$282	$973	$239
Interest cost	1,387	386	1,379	596
Expected return on plan assets	(1,916)	—	(1,460)	—
Amortization of prior service costs	—	(43)	—	—

Net periodic benefit cost	$725	$625	$892	$835

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,508	$564	$1,946	$478
Interest cost	2,774	772	2,758	1,192
Expected return on plan assets	(3,832)	—	(2,920)	—
Amortization of prior service costs	—	(86)	—	—

Net periodic benefit cost	$1,450	$1,250	$1,784	$1,670

(10)	Commitments and Contingencies

(a)	Litigation

      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b)	Amdocs Agreement

      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s and Dex Media West’s core production platform and related on-going support. Upon the consummation of the acquisition of Dex West, Dex Media’s obligation under the agreement totaled approximately $108.0 million. This project is designed to upgrade Dex Media’s existing software system to enhance its functionality. The Company will be allocated its proportional share of these charges in accordance with its Shared Services and Employees Agreement as the charges are incurred over the five year period. In the event that the Company is unable to meet its obligation, Dex Media West is required to assume the obligation for charges incurred, and in the event Dex Media West is unable to meet its obligation under the agreement, the Company may be required to assume the portion of the obligation currently attributable to Dex Media West. As of June 30, 2004, Dex Media West and the Company collectively have approximately $64 million of obligations remaining under this agreement. In addition, the Company and Dex Media West are obligated to collectively pay Amdocs approximately $10.2 million through 2008 related to the outsourcing of certain information technology resources.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Transactions with Affiliates

      As also described in Note 1(a) and 9(a), upon consummation of the acquisition of Dex West, all Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are now included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable. Dex Media East is charged and carries an affiliate payable for the portion of the liability associated with employees providing services to Dex Media East. Pursuant to Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media East employees providing services entirely for Dex Media East are allocated 100% to Dex Media East. Shared employee costs are allocated and charged to Dex Media East based upon Dex Media East’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.

(12)	Related Party Transactions, Other Than Affiliates

      In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the two Sponsors will receive an annual advisory fee of $1.0 million for advisory, consulting and other services. These annual payments shall continue until the agreements are terminated. Pursuant to these management consulting agreements, the Company incurred $0.5 million in pro-rated annual advisory fees for each of the three months ended June 30, 2004 and 2003 and $1.0 million for each of the six months ended June 30, 2004 and 2003. As discussed in Note 13(a), the annual advisory fees payable under the agreements were terminated in conjunction with Dex Media’s initial public offering. The Sponsors maintain the right to act as the Company’s financial advisor or investment banker in connection with any merger, acquisition, disposition, finance or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties.

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”), pursuant to which SAVVIS will provide network connections and other services to support the Company’s integrated production system and other systems. SAVVIS is an affiliate of WCAS. The Company and Dex Media West expect to pay SAVVIS approximately $2.2 million, collectively, over the two-year term of the contract, although the Company has the option to purchase additional services for which the Company would pay SAVVIS additional fees. As of June 30, 2004, approximately $1.5 million was not yet incurred under the contract.

(13)	Subsequent Events

(a)	Dex Media Initial Public Offering

      Effective July 27, 2004, the Company’s indirect parent, Dex Media, consummated its initial public offering of common stock. Part of the proceeds related to this offering will be used to redeem $183.8 million of the Company’s Senior Subordinated Notes on August 26, 2004 at a redemption price of 112.125% along with the accrued and unpaid interest. In connection with this offering, the Company paid $5.0 million to each of the Sponsors to eliminate the $2.0 million annual fee payable under the management consulting agreements.

(b)	Common Stock Split

      As discussed in Note 1(a), immediately prior to the initial public offering, Dex Media issued a 10-for-1 common stock split. The share and per share data in this report have been adjusted to reflect the effects of the stock split.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Notice to Bond Holders

      In connection with the initial public offering of common stock by Dex Media, the Company provided irrevocable notice to the holders of its 12 1/8% Senior Subordinated Notes that it would redeem $183.8 million of the outstanding notes on August 26, 2004. The funds required to meet the redemption obligation has been set aside using a portion of the proceeds from the initial public offering.

(d)	Dex Media, Inc. 2004 Incentive Award Plan

      Upon consummation of Dex Media’s initial public offering of common stock effective July 27, 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan under which there are 1,000,000 shares of common stock available for grant.

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

      The statements in the discussion and analysis regarding industry outlook, our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements. See “— Disclosure Regarding Forward-Looking Statements.” You should read the following discussion together with our condensed consolidated financial statements and related notes thereto included elsewhere herein.

      As a result of our conversion to the Amdocs software system, certain of our account categories will be reclassified, which may result in a change in how we report our total number of customer accounts.

Our Business

      We are the largest directory publisher in the Dex East States and the sixth largest directory publisher in the United States. For the three months ended June 30, 2004 and 2003, we published 59 and 60 directories, respectively, and distributed 4.4 million and 4.7 million copies of these directories, respectively, to business and residential consumers in the Dex East States. For the six months ended June 30, 2004 and 2003, we published 92 and 88 directories, respectively, and distributed 9.6 million and 8.8 million copies of these directories, respectively, to business and residential consumers in the Dex East States. We also provide related services, including an Internet-based directory, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule. For the three months and six months ended June 30, 2004, we generated $179.8 million and $360.6 million in revenue, respectively. Approximately 96.7% and 96.8% of our total revenue, excluding the effects of purchase accounting in 2003, for the three months and six months ended June 30, 2004, respectively, was generated from the publication of directories.

Our Strategy

      Our strategy is centered on building relationships with our major account groups: small and medium-sized local businesses and national companies doing business in the Dex East States. We plan to continue to build our knowledge of their businesses and develop value-added content that can be distributed in a variety of forms. Currently, the primary method of distribution is our print directories. We also use the Internet and CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance product offerings such as bundled print and Internet.

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

      Also, now that we are a stand-alone company, our strategy is to focus on improving our infrastructure in order to achieve a more efficient cost structure and improve revenue opportunities in the long-term. Beginning in 2004, we expect to replace our entire production system with Amdocs technology in a phased deployment. The first phase was deployed on June 1, 2004 with the last phase expected to be completed in the first quarter of 2005. Costs related to the phased deployment and related on-going support to be incurred by us and Dex Media West, through 2008, include a $108.0 million contract with Amdocs of which $63.9 million was not yet incurred as of June 30, 2004, and to date we have incurred other costs of approximately $16 million.

Results of Operations

Overview

      Our condensed consolidated financial statements included herein have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. In 2003, we determined that the 12-month lives of five directories published in December 2002 would be extended. The new editions of these five directories were published in January 2004. These extensions were made to more efficiently manage work and account flow. The lives of the new editions of these directories are expected to be 12 months thereafter. These extensions did not have a significant impact on our results of operations for the three months and six months ended June 30, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting.

Revenue

      We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Growth in directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

      We enter into transactions where our products and services are promoted by an account and, in exchange, we carry that account’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Such transactions were not significant to our operations for the three months and six months ended June 30, 2004 and 2003.

      In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-

press production, and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

General and Administrative Expense

      Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, information technology, training, account billing, corporate management, office and facilities expense and bad debt expense. All of our general and administrative expense is recognized in the period in which it is incurred. Historically, our general and administrative expense has included the costs of other services that were shared among Qwest affiliates, including real estate, information technologies, finance and human resources. However, since we have terminated the transition services agreements with Qwest as of December 31, 2003, we now incur these costs directly.

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

Items Affecting Comparability Between Periods

      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were $85.9 million and $22.2 million lower, respectively, than our revenue and cost of revenue would have been because the Acquisition was accounted for under the purchase method of accounting. For the three months ended June 30, 2003, our revenue and cost of revenue were $13.6 million and $4.0 million lower, respectively, as a result of the purchase method of accounting. For the six months ended June 30, 2003, our revenue and cost of revenue were $38.2 million and $9.9 million lower, respectively, as a result of the purchase method of accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that were published and distributed prior to the Acquisition were not carried over to our balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting has not affected our revenue and directory costs subsequent to 2003. This purchase accounting adjustment was non-recurring and has no historical or future cash impact.

Results of Operations

The Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2004	2003	$ Change	% Change

	(Dollars in thousands)
Revenue:
Local directory services	$146,305	$141,278	$5,027	3.6%
National directory services	29,489	18,417	11,072	60.1%

Total directory services	175,794	159,695	16,099	10.1%
Other revenue	4,015	4,583	(568)	(12.4)%

Total revenue	179,809	164,278	15,531	9.5%
Cost of revenue	55,281	50,042	5,239	10.5%

Gross profit	$124,528	$114,236	$10,292	9.0%
Gross margin	69.3%	69.5%
General and administrative expense, including bad debt expense	$23,396	$23,654	$(258)	(1.1)%

Revenue

      Total revenue increased by $15.5 million, or 9.5%, to $179.8 million for the three months ended June 30, 2004 from $164.3 million for the three months ended June 30, 2003. Total revenue for the three months ended June 30, 2003 was $13.6 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total revenue increased $1.9 million, or 1.1%, in 2004. Total revenue included $175.8 million in directory services revenue and $4.0 million in revenue for all other products for the three months ended June 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $16.1 million, or 10.1%, to $175.8 million for the three months ended June 30, 2004 from $159.7 million for the three months ended June 30, 2003. Total directory services revenue for the three months ended June 30, 2003 was $13.6 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total directory services revenue increased $2.5 million, or 1.4%, in 2004.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families and the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our increased directory services revenue.

      Local directory services revenue increased $5.0 million, or 3.6%, to $146.3 million for the three months ended June 30, 2004 compared to $141.3 million for the three months ended June 30, 2003. Local directory services revenue for the three months ended June 30, 2003 was $3.3 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, local directory services revenue increased $1.7 million, or 1.2%, in 2004.

      Revenue from national advertisers increased $11.1 million, or 60.1%, to $29.5 million for the three months ended June 30, 2004 as compared to $18.4 million for the three months ended June 30, 2003. Revenue from national advertisers for the three months ended June 30, 2003 was $10.3 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, revenue from national advertisers increased $0.8 million, or 2.8%, in 2004.

      Other revenue decreased by $0.6 million, or 12.4%, to $4.0 million for the three months ended June 30, 2004 from $4.6 million for the three months ended June 30, 2003.

Cost of Revenue

      Cost of revenue recognized was $55.3 million for the three months ended June 30, 2004 compared to $50.0 million for the three months ended June 30, 2003. Recognized cost of revenue for the three months ended June 30, 2003 was $4.0 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, cost of revenue recognized increased $1.3 million, or 2.4%, in 2004. Cost of revenue recognized represented 30.8% of revenue for the three months ended June 30, 2004, compared to 30.4% of revenue, excluding the effects of purchase accounting, for the three months ended June 30, 2003.

      For the three months ended June 30, 2004 and 2003, we incurred costs subject to deferral and amortization of $53.3 million and $50.2 million, respectively. The increase in incurred costs is primarily a result of increased contracting and professional fees related to on-going support related to our production system conversion.

      Employee costs incurred increased by $0.7 million, or 2.9%, to $24.8 million for the three months ended June 30, 2004 from $24.1 million for the three months ended June 30, 2003. This increase was primarily a result of increases in employee time preparing for our production system conversion and higher cost of medical benefits.

      Direct costs of publishing incurred, which primarily included paper, printing and distribution, were $17.1 million and $15.7 million for the three months ended June 30, 2004 and 2003, respectively. The increase in direct costs of publishing is a result of increased printing and paper costs.

      Contracting and professional fees incurred increased $1.7 million to $2.7 million from $1.0 million for the three months ended June 30, 2004 and 2003, respectively. The increase is primarily due to increased on-going support related to our production system conversion for which the first phase was deployed in the second quarter of 2004.

      Other cost of revenue incurred, which primarily includes systems expense, national commissions and office and facilities expense were $8.7 million and $9.4 million for the three months ended June 30, 2004 and 2003, respectively.

Gross Profit

      Our gross profit was $124.5 million for the three months ended June 30, 2004 compared to $114.2 million for the three months ended June 30, 2003. Gross profit for the three months ended June 30, 2003 was $9.6 million lower due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, gross profit increased $0.7 million in the second quarter of 2004 and gross margin decreased to 69.3% in 2004 from 69.6% in 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, decreased $0.3 million, or 1.1%, to $23.4 million from $23.7 million for the three months ended June 30, 2003. The decrease was primarily due to decreases in bad debt expense and other general and administrative costs offset by increases in advertising and contracting and professional fees.

      Employee costs, which include salaries and wages, benefits and other employee costs, remained constant at $6.3 million for each of the three months ended June 30, 2004 and 2003. Salaries and wages were $4.0 million and $4.1 million for the three months ended June 30, 2004 and 2003, respectively. Benefits were $2.1 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively. Other employee costs were $0.2 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively.

      Bad debt expense decreased $1.6 million, or 24.2%, to $5.0 million from $6.6 million for the three months ended June 30, 2004 and 2003, respectively. Bad debt expense as a percentage of revenue was 2.8% for the three months ended June 30, 2004 compared to 3.7% of revenue, excluding the effects of purchase accounting, for the three months ended June 30, 2003. The decrease in bad debt expense is primarily a result of improvement in aged receivable balances.

      Advertising increased $2.7 million to $4.3 million for the three months ended June 30, 2004 from $1.6 million for the three months ended June 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting in 2003, increased to 2.4% for the three months ended June 30, 2004 from 0.9% for the three months ended June 30, 2003.

      Contracting and professional fees were $4.2 million and $3.8 million for the three months ended June 30, 2004 and 2003, respectively.

      All other general and administrative expense, decreased $1.8 million, or 33.3%, to $3.6 million for the three months ended June 30, 2004 from $5.4 million for the comparable period in 2003. For the three months ended June 30, 2003, other general and administrative expense includes shared services with Qwest, including services for finance, human resources, real estate and information technology with the costs of such services incurred directly in salaries and wages for the three months ended June 30, 2004.

Amortization of Intangibles

      In connection with the Acquisition, we recorded significant intangible assets at the date of Acquisition. Substantial portions of these assets have definite lives and are subject to amortization. For the three months ended June 30, 2004 and 2003 we recognized $45.3 million and $53.6 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization from the prior year was the result of a declining method used to amortize the value of acquired accounts in proportion with their estimated retention lives.

Interest Expense

      We incurred significant indebtedness in connection with the Acquisition. We recognized interest expense of $44.3 million and $50.1 million for the three months ended June 30, 2004 and 2003. The decrease in interest expense is primarily a result of the reduction in debt balance from repayments made and a reduction in the interest rate spreads on the Tranche A and Tranche B term loans.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of June 30, 2004, we have recorded $41.5 million of deferred income tax assets of which the largest component is a result of our net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

The Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003.

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003	$ Change	% Change

	(Dollars in thousands)
Revenue:
Local directory services	$292,748	$277,796	$14,952	5.4%
National directory services	59,658	30,890	28,768	93.1%

Total directory services	352,406	308,686	43,720	14.2%
Other revenue	8,192	8,465	(273)	(3.2)%

Total revenue	360,598	317,151	43,447	13.7%
Cost of revenue	110,651	97,270	13,381	13.8%

Gross profit	$249,947	$219,881	$30,066	13.7%
Gross margin	69.3%	69.3%
General and administrative expense, including bad debt expense	$47,797	$47,296	$501	1.1%

Revenue

      Total revenue increased by $43.4 million, or 13.7%, to $360.6 million for the six months ended June 30, 2004 from $317.2 million for the six months ended June 30, 2003. Total revenue for the six months ended June 30, 2003 was $38.3 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total revenue increased $5.1 million, or 1.4%, in 2004. Total revenue included $352.4 million in directory services revenue and $8.2 million in revenue for all other products for the six months ended June 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $43.7 million, or 14.2%, to $352.4 million for the six months ended June 30, 2004 from $308.7 million for the six months ended June 30, 2003. Total directory services revenue for the six months ended June 30, 2003 was $38.3 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total directory services revenue increased $5.4 million, or 1.6%, in 2004.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families and the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our increased directory services revenue.

      Local directory services revenue increased $15.0 million, or 5.4%, to $292.8 million for the six months ended June 30, 2004 compared to $277.8 million for the six months ended June 30, 2003. Local directory services revenue for the six months ended June 30, 2003 was $12.4 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, local directory services revenue increased $2.6 million, or 0.9%, in 2004.

      Revenue from national advertisers increased $28.8 million, or 93.1%, to $59.7 million for the six months ended June 30, 2004 as compared to $30.9 million for the six months ended June 30, 2003. Revenue from national advertisers for the six months ended June 30, 2003 was $25.9 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, revenue from national advertisers increased $2.9 million, or 5.1%, in 2004.

      Other revenue decreased by $0.3 million, or 3.2%, to $8.2 million for the six months ended June 30, 2004 from $8.5 million for the six months ended June 30, 2003.

Cost of Revenue

      Cost of revenue recognized was $110.7 million for the six months ended June 30, 2004 compared to $97.3 million for the six months ended June 30, 2003. Recognized cost of revenue for the six months ended June 30, 2003 was $9.9 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, cost of revenue recognized increased $3.5 million, or 3.3%, in 2004. Cost of revenue recognized represented 30.7% of revenue for the six months ended June 30, 2004, compared to 30.2% of revenue, excluding the effects of purchase accounting, for the six months ended June 30, 2003.

      For the six months ended June 30, 2004 and 2003, we incurred costs subject to deferral and amortization of $111.5 million and $103.4 million, respectively. The increase in incurred costs is primarily a result of increased contracting and professional fees related to on-going support related to our production system conversion and to the shifts in publication schedules of five directories from December 2003 to the first quarter of 2004, which impacted direct costs of publishing and national commissions by $5.1 million.

      Employee costs incurred increased by $1.6 million, or 3.4%, to $49.0 million for the six months ended June 30, 2004 from $47.4 million for the six months ended June 30, 2003. This increase was primarily a result of increases in employee time preparing for our production system conversion and higher cost of medical benefits.

      Direct costs of publishing incurred, which primarily included paper, printing and distribution, were $39.4 million and $33.8 million for the six months ended June 30, 2004 and 2003, respectively. The difference in directory publication schedules between the periods contributed to $3.6 million of the increase. The remaining increase is primarily a result of increased printing and paper costs.

      Contracting and professional fees incurred increased $3.1 million to $4.9 million from $1.8 million for the six months ended June 30, 2004 and 2003, respectively. The increase is primarily due to increased on-going support related to our production system conversion for which the first phase was deployed in the second quarter of 2004.

      Other costs of revenue incurred, which primarily includes systems expense, national commissions and office and facilities expense were $18.2 million and $20.4 million for the six months ended June 30, 2004 and 2003, respectively.

Gross Profit

      Our gross profit was $249.9 million for the six months ended June 30, 2004 compared to $219.9 million for the six months ended June 30, 2003. Gross profit for the six months ended June 30, 2003 was $28.4 million lower due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total gross profit increased $1.6 million, or 0.7%, in 2004 and gross margin decreased to 69.3% in 2004 from 69.8% in 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $0.5 million, or 1.1%, to $47.8 million from $47.3 million for the six months ended June 30, 2003. The increase was primarily due to increases in employee costs, advertising and contracting and professional fees offset by decreases in bad debt expense and other general and administrative expenses.

      Employee costs, which include salaries and wages, benefits and other employee costs, increased $0.6 million, or 4.7%, to $13.4 million for the six months ended June 30, 2004 from $12.8 million for the six months ended June 30, 2003. Salaries and wages were $8.0 million and $7.9 million for the six months ended June 30, 2004 and 2003, respectively. Benefits were $4.5 million and $4.2 million for the six months ended June 30, 2004 and 2003, respectively. Other employee costs were $0.9 million and $0.7 million for the six months ended June 30, 2004 and 2003, respectively.

      Bad debt expense decreased $2.2 million, or 16.3%, to $11.3 million from $13.5 million for the six months ended June 30, 2004 and 2003, respectively. Bad debt expense as a percentage of revenue was 3.1% for the six months ended June 30, 2004 compared to 3.8% of revenue, excluding the effects of purchase accounting, for the six months ended June 30, 2003. The decrease in bad debt expense is primarily a result of improvement in aged receivable balances.

      Advertising increased $4.3 million to $7.8 million for the six months ended June 30, 2004 from $3.5 million for the six months ended June 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting in 2003, increased to 2.2% from 1.0% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, respectively.

      Contracting and professional fees increased $0.9 million, or 12.2%, to $8.3 million for the six months ended June 30, 2004 from $7.4 million for the six months ended June 30, 2003. The increase is primarily due to increased receivable collection efforts and accounting and legal fees.

      All other general and administrative expense, decreased $3.1 million, or 30.7%, to $7.0 million for the six months ended June 30, 2004 from $10.1 million for the comparable period in 2003. For the six months ended June 30, 2003, other general and administrative expense includes shared services with Qwest, including services for finance, human resources, real estate and information technology with the costs of such services incurred directly in salaries and wages for the six months ended June 30, 2004.

Amortization of Intangibles

      For the six months ended June 30, 2004 and 2003 we recognized $90.6 million and $107.2 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization from the prior year was the result of a declining method used to amortize the value of acquired accounts in proportion with their estimated retention lives.

Interest Expense

      We recognized interest expense of $94.5 million and $98.3 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in interest expense is primarily a result of the reduction in debt balance from prepayments made and a reduction on the interest rate spreads on the Tranche A and Tranche B term loans. Interest expense for the six months ended June 30, 2004 and 2003 includes $15.7 million and $9.1 million, respectively, of amortization of deferred financing costs.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of June 30, 2004, we have recorded $41.5 million of deferred income tax assets of which the largest component is a result of our net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources

Overview

      Following the transactions related to the Acquisition, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions.

      In connection with the Acquisition, we incurred $1,280.0 million of borrowings under our credit facilities and $975.0 million of indebtedness with the issuance of the outstanding notes. In connection with the acquisition in September 2003, of Dex West by Dex Media, our indirect parent, we borrowed an additional $160.0 million under our credit facilities. As of June 30, 2004, we had outstanding $2,029.9 million in aggregate indebtedness due to aggregate debt repayments since the Acquisition of $394.1 million. As a result, we are significantly leveraged and our liquidity requirements will be significantly increased, primarily due to increased debt service obligations. In connection with the initial public offering of common stock by Dex Media, we provided irrevocable notice to the holders of our 12 1/8% Senior Subordinated Notes that we will redeem $183.8 million of the outstanding notes on August 26, 2004. The funds required to meet the redemption obligation has been set aside using a portion of the proceeds from the initial public offering.

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

      In addition to paying interest on outstanding principal amounts under our credit facilities, we are required to pay an annual commitment fee of 0.375% (reduced from 0.5% when the credit facilities were amended on June 11, 2004) to the lenders for the unused commitments under our revolving credit facility. The commitment fee is payable quarterly in arrears and is subject to change depending on our leverage ratio.

      On June 11, 2004, we entered into an amended and restated credit agreement to, among other things, (i) reduce the applicable margins on loans under our credit facilities and the commitment fee on the revolving credit facility, (ii) permit the redemption of all of Dex Media’s 5% Series A preferred stock, which is held by our Sponsors and management, plus accrued and unpaid dividends, (iii) permit the redemption of up to 35% of our outstanding 12 1/8% senior subordinated notes due 2012 and its associated redemption premium, plus accrued and unpaid interest from proceeds from the initial public offering of Dex Media’s common stock, (iv) make a final lump sum payment to our Sponsors to terminate the annual advisory fees payable under the management consulting agreement, and (v) permit us to distribute to Dex Media 42% of the funds required to meet the quarterly dividends on Dex Media’s common stock if and when such dividends are declared, up to $29.4 million annually. The amendments to the credit agreement, except the repricing of the applicable margins and commitment fees which were effective on June 11, 2004, were effective immediately upon the consummation of the initial public offering of Dex Media’s common stock on July 27, 2004.

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

      We entered into a billing and collection services agreement with Qwest LEC upon the consummation of the Acquisition. Under this agreement, Qwest LEC will continue until November 7, 2004 subject to renewal, to bill and collect, on our behalf, amounts owed by our accounts, that are also Qwest local telephone customers, for our directory services. In 2003, Qwest LEC billed approximately 43% of our revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 57% directly. Qwest LEC bills the account on the same billing statement on which it bills the customer for local telephone service. In conjunction with the Acquisition, we developed and continue to maintain the ability to transition from the Qwest LEC billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

Sources of Liquidity

      Net cash provided by operations was $134.7 million and $101.2 million for the six months ended June 30, 2004 and 2003, respectively. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

      Net cash used for investing activities was $18.4 million and $15.4 million for the six months ended June 30, 2004 and 2003, respectively. The principal use of cash for investing activities for the six months ended June 30, 2004 and 2003 was expenditures for property, plant and equipment and software.

      Net cash used for financing activities was $119.0 million and $110.6 million for the six months ended June 30, 2004 and 2003, respectively. Significant uses of cash for financing activities for the six months ended June 30, 2004 and 2003 include $114.0 million and $109.8 million, respectively, of repayments on long-term borrowings.

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

      We cannot assure you, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under the note indentures and credit agreement prohibit us from commingling the funds of Dex Media West with ours. They also prohibit us from borrowing any funds from Dex Media West. Despite the restrictive covenants under the note indentures and credit agreement limiting our ability to incur additional indebtedness and dispose of our assets, the covenants allow for multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i.	Cash from operating cash flow.

ii.	Up to $96.1 million of the revolving credit facility available to us as of June 30, 2004.

iii.	Other unsecured indebtedness which we may incur up to an aggregate principal amount of $50.0 million.

iv.	We may sell, or dispose of, assets up to $10.0 million annually, subject to an aggregate amount of $20.0 million.

v.	The proceeds from any debt issuance which we may use as long as our leverage ratio is at or below 4.0 to 1.0.

vi.	We may use the proceeds from any equity offering as follows: a) 50%, if our leverage ratio is above 4.0 to 1.0 or b) 100%, if our leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of Dex Media’s initial public offering, we amended our credit facilities to, among other things, allow us access to a portion of the proceeds from this equity offering irrespective of our leverage ratio.

      The credit agreement and indentures governing the notes permit us to pursue the option of financing our capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $30.0 million at any time. As of June 30, 2004, the outstanding balance of capital leases was $0.5 million.

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

Uses of Liquidity

      We expect that our primary liquidity requirements will be for debt service on our credit facilities and notes, capital expenditures and working capital. During the six months ended June 30, 2004, we used the funds generated from operations in excess of liquidity requirements to make optional repayments under our credit facilities.

      We made optional repayments in an aggregate principal amount of $114.0 million under our credit facilities in the six months ended June 30, 2004 using the excess cash flow generated from operations. Our debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes and senior subordinated notes, is comprised of 66.3% fixed rate debt and 33.7% floating rate debt as of June 30, 2004. Mandatory repayments or optional repayments under the credit facilities in the future will cause the percentage of fixed rate debt in our debt portfolio to increase. As our fixed rate debt as a percentage of our total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities has significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of our portfolio will also increase.

      Tranche A and Tranche B of our term loan credit facilities have scheduled quarterly principal repayments that began September 30, 2003 and continue until the maturity dates of the facilities. As a result of the optional repayments made through June 30, 2004, the required quarterly payments from each tranche in the period from September 30, 2003 to June 30, 2004 have been reduced to zero. The first mandatory repayment is now due on September 30, 2004 of $22.9 million.

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

      Dex Media has no operations of its own and derives all of its cash flow and liquidity from its subsidiaries. It depends on the earnings and the distribution of funds from us and Dex Media West to meet its cash needs. Although we are not obligated to make funds available to Dex Media for any purpose, we are expected to make cash distributions of $8.4 million to Dex Media semi-annually to service its cash interest obligations on the 8% Notes due 2013, subject to certain covenant requirements under the note indentures and credit agreement. The indentures relating to our senior notes and senior subordinated notes prohibit us from distributing funds to Dex Media if the amount of such distribution, together with all other restricted payments made by us since November 8, 2002, would exceed the sum of an amount calculated pursuant to a formula taking into account, among other things, the amount of adjusted consolidated net income accrued by us since January 1, 2003. In addition, in order to make any such distribution of funds to Dex Media, we would have to meet the coverage tests relating to the issuance of indebtedness under the indentures relating to our senior notes and senior subordinated notes. Although the terms of our credit facilities permit us to pay cash distributions to Dex Media in an amount not to exceed 42% of the regularly scheduled interest payments on $250.0 million of the $500.0 million of 8% Notes due 2013, we must meet an interest coverage ratio for the four consecutive fiscal quarters prior to the payment of the distribution to Dex Media to cover our 42% portion of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% Notes due 2013.

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

On-Line Migration

      Although we remain primarily focused on our printed directories, we also market an Internet-based directory service, DexOnline.com (formerly Qwestdex.com), to our advertisers. We view our Internet-based directory as a complement to our print product rather than as a stand-alone business. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory. We also believe that increased usage of Internet-based directories will continue to support overall usage and advertising rates in the U.S. directory advertising industry and could provide us with growth in advertisements. However, if we cannot provide services over the Internet successfully or compete successfully with other Internet-based directory services, our business could be negatively impacted.

Bond Ratings

      In anticipation of the initial public offering of common stock by Dex Media and the use of a portion of the proceeds to reduce debt, on May 17, 2004 Standard and Poor’s revised the outlook on our credit ratings to stable from negative.

      On July 28, 2004, Moody’s Investor Service upgraded the credit ratings of our credit facilities, senior notes and senior subordinated notes by two notches. The rating upgrade does not have any immediate impact on our financing costs.

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

Revenue Recognition

      The sale of advertising in printed directories published by us is our primary source of revenue. We recognize revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. Our directories are initially published with an estimated 12-month useful life, although we may revise the estimate of a directory life subsequent to its publication in order to better manage account and production workflow as it relates to other directories published in the same period. Because we generally have the right to bill and collect revenue related to the extension of directory publishing dates, a revision in the estimated life of a given directory should not have a significant impact on our results of operations or cash flows.

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

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this Form 10-Q and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt

      As of June 30, 2004, we had a total outstanding debt balance of $2,029.9 million comprising of $1,054.9 million of variable rate debt drawn under the secured credit facilities, $450.0 million of senior notes and $525.0 million of senior subordinated notes. The credit facilities were made up of $528.0 million of Tranche A Term Loan maturing in November 2008, $523.9 million of Tranche B Term Loan maturing in May 2009 and $3.0 million borrowed on our revolving credit facility. Due to the variable rate characteristics of the credit facilities, the carrying amounts of Tranche A Term Loan, Tranche B Term Loan and revolving credit facility approximated fair values.

      The $450.0 million of unsecured senior notes bearing a fixed interest rate of 9.875% matures in November 2009. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $505.1 million at June 30, 2004.

      The $525.0 million of unsecured senior subordinated notes bearing a fixed interest rate of 12.125% matures in November 2012. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the notes was $612.9 million at June 30, 2004.

Interest Rate Risk

      As of June 30, 2004, we had $3.0 million outstanding under our revolving credit facility (and approximately $1 million was committed under a stand-by letter of credit), $528.0 million of debt outstanding under our Tranche A term loan facility and $523.9 million of debt outstanding under our Tranche B term loan facility. Our revolving credit facility and each of our term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. As required by the terms of our credit facilities, we have hedged a portion of our interest rate risk. The interest rate swap agreements have an aggregate notional amount of $370.0 million and applicable fixed rates ranging from 2.354% to 4.085%. They will expire in various terms ranging from November 2004 to May 2008. The notional amount of our interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in May 2005. Assuming we had incurred this level of borrowings on January 1, 2004 at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, our interest expense for the three months and six months ended June 30, 2004 would have increased by $1.7 million and $3.5 million, respectively. We do not intend to use any financial derivative instruments for speculative purposes.

Item 4.	Controls and Procedures

      Dex Media East maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media East’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit 31.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

      (b) Reports on Form 8-K:

On June 21, 2004, we filed a Current Report on Form 8-K, relating to the press release dated June 18, 2004 announcing the completion of the repricing of our Tranche A and Tranche B term loan facilities as permitted under the Credit Agreement, dated as of September 9, 2003, as amended, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent and collateral agent, pursuant to the Second Amendment thereto, dated as of the effective date of the initial public offering of common stock by our indirect parent, Dex Media, Inc.

On May 15, 2004, we filed a Current Report on Form 8-K relating to the press release dated May 14, 2004 announcing our financial results for the three months ended March 31, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Dex Media East LLC has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA EAST LLC

By:	/s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Chief Financial Officer and
Executive Vice President
(principal financial officer and
duly authorized officer)

Date: August 12, 2004

EXHIBIT INDEX

Number		Description

Exhibit 31.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 are being furnished solely to accompany this Report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by references into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.