Form 10-Q
period 2004-09-30
DEX MEDIA EAST LLC
filed 2004-11-10
CIK 1212113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$—	$2,758
Accounts receivable, net	40,207	62,176
Deferred directory costs	122,383	128,333
Current deferred taxes	5,162	5,979
Amounts due from affiliates	—	28,554
Other current assets	8,984	5,906

Total current assets	176,736	233,706
Property, plant and equipment, net	52,906	39,667
Goodwill	890,731	890,731
Intangible assets, net	1,408,955	1,544,800
Deferred income taxes	48,178	42,151
Deferred financing costs	54,486	78,925
Amounts due from affiliate related to post-retirement and other post-employment benefit obligations	—	35,519
Other assets	1,339	1,719

Total Assets	$2,633,331	$2,867,218

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$21,446	$49,062
Amounts due to affiliate	14,744	—
Employee compensation	—	32,783
Deferred revenue and customer deposits	82,549	99,522
Accrued interest payable	35,945	18,684
Current portion of long-term debt	101,840	50,845
Other accrued liabilities	10,535	9,120

Total current liabilities	267,059	260,016
Long-term debt	1,687,837	2,090,268
Post-retirement and other post-employment benefit obligations	—	69,381
Amounts due to affiliate related to post-retirement and other post-employment obligations	37,693	—
Other liabilities	2,049	7,195

Total Liabilities	1,994,638	2,426,860

Commitments and contingencies (Note 10)
Accumulated deficit	(78,348)	(69,902)
Accumulated other comprehensive loss	(1,810)	(4,026)
Owner’s interest	718,851	514,286

Total Owner’s Equity	638,693	440,358

Total Liabilities and Owner’s Equity	$2,633,331	$2,867,218

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue	$182,891	$175,259	$543,488	$492,410
Operating Expenses:
Cost of revenue	54,984	50,150	165,634	147,420
General and administrative expense	22,741	19,454	59,205	53,203
Bad debt expense	4,935	4,899	16,267	18,446
Termination of annual advisory fees	10,000	—	10,000	—
Depreciation and amortization expense	3,488	2,707	9,117	8,074
Amortization of intangibles	45,282	53,590	135,845	160,770

Total operating expenses	141,430	130,800	396,068	387,913

Operating income	41,461	44,459	147,420	104,497
Other (income) expense:
Interest income	(327)	(118)	(645)	(592)
Interest expense	68,573	47,449	163,121	145,764
Other expense, net	—	2,769	43	11,299

Loss before income taxes	(26,785)	(5,641)	(15,099)	(51,974)
Income tax benefit	(11,350)	(2,259)	(6,653)	(20,816)

Net loss	$(15,435)	$(3,382)	$(8,446)	$(31,158)

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Operating activities:
Net loss	$(8,446)	$(31,158)
Adjustments to net loss:
Bad debt expense	16,267	18,446
Depreciation and amortization expense	9,117	8,074
Amortization of intangibles	135,845	160,770
Amortization of deferred financing costs	25,336	12,985
Stock option expense	344	—
Deferred tax benefit	(6,653)	(20,816)
Unrealized gain on foreign currency derivative instrument	—	(4,857)
Unrealized loss on translation of foreign currency debt	—	3,776
Changes in operating assets and liabilities:
Accounts receivable	5,701	(9,402)
Deferred directory costs	5,951	(589)
Other current assets	(3,078)	1,431
Other long-term assets	424	(3,348)
Accounts payable and other liabilities	(27,878)	(10,478)
Accrued interest	17,014	23,154
Deferred revenue and customer deposits	(16,973)	24,582
Amounts due to affiliates	14,744	4,120
Amounts due to affiliates related to post-retirement and other post-employment benefits	3,831	(372)
Employee benefit plan obligations and other long-term liabilities	(3,928)	5,999

Cash provided by operating activities	167,618	182,317

Investing activities:
Expenditures for property, plant and equipment	(7,465)	(8,305)
Capitalized software development costs	(14,891)	(15,434)
Escrow deposits	—	(2,000)
Escrow funds released	—	4,000
Additional consideration for the acquisition of Dex East	—	(4,472)

Cash used for investing activities	(22,356)	(26,211)

Financing activities:
Proceeds from borrowings on revolving credit facility	18,000	5,000
Repayments of borrowings on revolving credit facility	(18,000)	(5,000)
Proceeds from issuance of long-term debt	—	160,000
Repayments on long-term debt	(351,189)	(149,873)
Payment of refinancing costs	(941)	(2,639)
Contributions from parent	212,280	50,000
Distributions to parent	(8,170)	(210,000)

Cash used for financing activities	(148,020)	(152,512)

Cash and cash equivalents:
(Decrease) increase	(2,758)	3,594
Beginning balance	2,758	37,626

Ending balance	$—	$41,220

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC

AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business

(a)	Dex Media Initial Public Offering

      Effective July 27, 2004, the Company’s indirect parent, Dex Media, Inc. (“Dex Media”) consummated its initial public offering of common stock, (the “Offering”). Part of the proceeds related to the Offering were used to redeem $183.8 million of the Company’s senior subordinated notes on August 26, 2004 at a redemption price of 112.125% along with the accrued and unpaid interest. In connection with the Offering, the Company paid $5.0 million to each of the Sponsors (as defined below) to eliminate the aggregate $2.0 million annual advisory fee payable under its management consulting agreements.

(b)	Acquisition

      On August 19, 2002, Dex Holdings LLC (“Dex Holdings”), the parent of Dex Media, both new entities formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (together, the “Sponsors”), entered into concurrent purchase agreements (the “Dex East Purchase Agreement” and the “Dex West Purchase Agreement”) to purchase the business of Qwest Dex Holdings, Inc. and its wholly-owned subsidiary Qwest Dex, Inc. (together “Qwest Dex”) from Qwest Communications International Inc. (“Qwest”) in two separate phases.

      In the first phase, consummated on November 8, 2002 (the “Acquisition”), Dex Holdings assigned its right to purchase the directory business in the Dex East States (as defined below) (“Dex West”) to Dex Media East LLC (“Dex Media East” or “the Company”), an indirect wholly-owned subsidiary of Dex Media. Dex Media East now operates the directory business in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (the “Dex East States”). The total amount of consideration paid for Qwest Dex’s directory business in the Dex East States was $2.8 billion (excluding fees and acquisition costs).

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

      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instructions of the Securities and Exchange Commission (the “SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of financial position as of September 30, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the year ended December 31, 2003, for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002, and for the year ended December 31, 2001 included in the Company’s Form 10-K as filed with the SEC. The condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

      The accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 include all material adjustments required under purchase accounting.

(b)	Reclassifications

      Certain prior period amounts have been reclassified to conform to the 2004 presentation.

(3)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of Dex Media East and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

      The sale of advertising in printed directories published by the Company is the primary source of revenue. Revenue is recognized ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The Company publishes white and yellow pages directories primarily with 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and account flow. The lives of the effected directories will primarily be 12 months thereafter. Such extensions did not have a significant impact on the Company’s results of operations for the three months and nine months ended September 30, 2004 and they are not expected to have a material effect on revenue or cost of revenue in future

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods under the deferral and amortization method of accounting. For the three months ended September 30, 2004 and 2003, the Company published 25 and 26 directories, respectively. For the nine months ended September 30, 2004 and 2003, the Company published 117 and 114 directories, respectively, in the Dex East States.

      The Company enters into transactions where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the consolidated statements of operations consistently with similar items sold or purchased for cash. Such barter transactions were not significant to the Company’s operations for the three months and nine months ended September 30, 2004 and 2003.

      In certain cases, the Company enters into agreements with accounts that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

(d)	Cost of Revenue

      The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period, and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

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

      The Company accounts for the Stock Option Plan of Dex Media, Inc. and the Dex Media, Inc. 2004 Incentive Award Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock options grants under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the three months and nine months ended September 30, 2004 and 2003 would have been as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss:
As reported	$(15,435)	$(3,382)	$(8,446)	$(31,158)
Pro forma	(15,490)	(3,430)	(8,599)	(31,292)

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Income Tax Provision

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

      For the three months and nine months ended September 30, 2004 and 2003 no goodwill was acquired, impaired or otherwise adjusted.

      The gross carrying amount and accumulated amortization of other intangible assets and their estimated useful lives are as follows (dollars in thousands):

As of September 30, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$897,000	$(282,910)	$614,090	20 years	(1)
Account relationships — national	241,000	(58,567)	182,433	25 years	(1)
Non-compete/publishing agreements	251,000	(11,900)	239,100	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(25,770)	42,230	5 years
Advertising agreements	23,000	(2,898)	20,102	15 years

Totals	$1,791,000	$(382,045)	$1,408,955

As of December 31, 2003

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Account relationships — local	$897,000	$(184,280)	$712,720	20 years	(1)
Account relationships — national	241,000	(37,410)	203,590	25 years	(1)
Non-compete/publishing agreements	251,000	(7,190)	243,810	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(15,570)	52,430	5 years
Advertising agreements	23,000	(1,750)	21,250	15 years

Totals	$1,791,000	$(246,200)	$1,544,800

(1)	Amortization is calculated using a declining method in relation to estimated retention lives of acquired accounts.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Long-Term Debt

      Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	As of	As of
	September 30,	December 31,
	2004	2003

Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 2.00% (weighted average interest rate of 3.77% at September 30, 2004)	$495,193	$585,288
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 2.00% (weighted average interest rate of 3.75% at September 30, 2004)	503,234	580,825
Unsecured senior notes, due November 2009, bearing interest at 9 7/8%	450,000	450,000
Unsecured senior subordinated notes, due November 2012, bearing interest at 12 1/8%	341,250	525,000

	1,789,677	2,141,113
Less: current portion of long-term debt	(101,840)	(50,845)

	$1,687,837	$2,090,268

      A portion of the net proceeds from the Offering was used to redeem $183.8 million of the Company’s senior subordinated notes at a redemption price of 112.125% plus accrued and unpaid interest.

      As of September 30, 2004, there were no borrowings under the revolving credit facility (although approximately $1 million is committed under a standby letter of credit). The Company paid interest and fees for the credit facilities, interest rate swaps, senior notes and senior subordinated notes of $119.6 million and $106.8 million during the nine months ended September 30, 2004 and 2003, respectively. Included in interest expense paid in 2004, were $22.3 million of early redemption premiums paid to redeem a portion of our senior subordinated notes and the accelerated payment of $6.3 million accrued interest on those notes. The premium and interest were paid from a portion of the net proceeds from the Offering. As of September 30, 2004, the Company was in compliance with all covenants under its credit facilities.

      In connection with the amendment and restatement of the Company’s credit agreement, the applicable margins on the revolving credit facility, Tranche A term loan and Tranche B term loan have been reduced. The commitment fee on the unused portion of the revolving credit facility has been reduced to 0.375% from 0.5%. The reductions have been effective since June 11, 2004.

      As discussed in Note 1(a), a portion of the net proceeds from the Offering was used to redeem $183.8 million of the Company’s senior subordinated notes at a redemption price of 112.125% plus accrued and unpaid interest.

(6)	Derivative Instruments and Hedging Activities

      During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its credit facilities. All interest rate related derivative instruments had forward starting dates of May 8, 2003. The Company reclassified $1.5 million and $1.8 million of hedging losses into interest expense for the three months ended September 30, 2004 and 2003, respectively. The Company reclassified $5.2 million and $2.8 million of hedging losses into

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense for the nine months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004 and 2003, the Company had $0.8 million of unrealized losses and $1.8 million of unrealized gains, respectively, net of tax which are included in other comprehensive loss. For the nine months ended September 30, 2004 and 2003, the Company had $2.2 million of unrealized gains and $2.2 million of unrealized losses, respectively, net of tax which are included in other comprehensive loss. As of September 30, 2004 and December 31, 2003, $1.8 million and $4.0 million, respectively, of deferred losses, net of tax on derivative instruments are recorded in accumulated other comprehensive loss, of which $0.8 million, net of tax is expected to be reclassified to earnings during the next 12 months.

      During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuation between the US Dollar and the Euro on its Tranche B-Euros. For the three months and nine months ended September 30, 2003, the Company recognized $0.6 million and $4.9 million, respectively, in unrealized gains on the foreign currency derivative instrument. These gains were offset by losses on foreign currency transaction adjustments to the underlying debt instrument of $0.4 million and $3.8 million for the three months and nine months ended September 30, 2003, respectively. In connection with a refinancing of the Tranche B and Tranche-B Euros in November 2003, the Company canceled its foreign currency swap agreement on November 10, 2003.

      During November 2002, the Company entered into an interest rate cap agreement. Losses of less than $0.1 million for each of the three months ended September 30, 2004 and 2003, and less than $0.1 million and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively, relating to this agreement are included in earnings for those periods.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

Net loss	$(15,435)	$(3,382)	$(8,446)	$(31,158)
Unrealized gain (loss) on derivatives, net of tax	(792)	1,785	2,216	(2,155)

Total comprehensive income (loss)	$(16,227)	$(1,597)	$(6,230)	$(33,313)

(8)	Stock Options

      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly-owned subsidiaries. Effective May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-based awards and other stock-based awards. Effective with the adoption of the 2004 Plan, Dex Media discontinued grants under the 2002 Plan, while the 5,066,540 options outstanding under the 2002 Plan remain

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding pursuant to the terms of that plan. Upon adoption of the 2004 Plan, 210,110 shares available for issuance under the 2002 Plan became available for issuance under the 2004 Plan. As of September 30, 2004, the number of shares available for issuance under the 2004 Plan was 1,210,110 with 12,500 shares issued under a restricted stock award and 1,197,610 shares available for issuance pursuant to future awards.

      The Compensation Committee of Dex Media determines the terms for each award. Generally, all outstanding stock options have an exercise price that is equal to the estimated fair value of the common stock on the date the stock option was granted, however, in certain instances stock options have been granted with an exercise price below the estimated fair value of the common stock on the date of grant. All outstanding options have a term of ten years. Outstanding options vest in two segments. Subject to the optionee’s continued employment with the Company, (1) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after; and (2) 75% of the options granted will vest on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets are met with respect to each year. All shares issued under restricted stock awards are subject to restrictions on sales and transfer of shares. These restrictions lapse on one-third of the shares granted on each of the first three anniversary dates, provided that the recipient is still an employee or director of the Company.

      On November 3, 2003, Dex Media declared a distribution to Dex Holdings of $750.2 million. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 10, 2003. On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million. As a result of the distribution and as allowed under the 2002 Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective March 3, 2004. As the aggregate intrinsic value of the awards immediately after the changes in exercise price was not greater than the aggregate intrinsic value of the awards immediately prior to the changes in exercise price, and as the ratio of the exercise price per share to the market price per share was not reduced, the adjustments to the exercise price of the options did not result in any accounting recognition in the Company’s consolidated statements of operations in accordance with APB Opinion No. 25 and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.”

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

      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months and nine months ended September 30, 2004 and 2003. The post-retirement benefit plan is pay-as-you go and is

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for the three months and nine months ended September 30, 2004 and 2003.

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

(b)	Components of Net Periodic Benefit Cost

      The components of net periodic benefit cost for the Company are as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,254	$282	$1,078	$265
Interest cost	1,387	386	1,527	660
Expected return on plan assets	(1,916)	—	(1,617)	—
Amortization of prior service costs	—	(43)	—	—

Net periodic benefit cost	$725	$625	$988	$925

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$3,762	$846	$3,024	$743
Interest cost	4,161	1,158	4,285	1,852
Expected return on plan assets	(5,748)	—	(4,537)	—
Amortization of prior service costs	—	(129)	—	—

Net periodic benefit cost	$2,175	$1,875	$2,772	$2,595

(10)	Commitments and Contingencies

(a)	Litigation

      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(b)	Planned Work Force Reduction

      In September of 2004, the Company announced a planned work force reduction primarily due to efficiencies gained by the replacement of our core production platform with technology from Amdocs. Accordingly, the Company accrued $3.8 million of severance costs in the third quarter of 2004.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Transactions with Affiliates

      As also described in Notes 1(a) and 9(a), upon consummation of the acquisition of Dex West on September 9, 2003 all Dex West employees transferred to Dex Media West and became legal employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Service Co. As such, all employee-related liabilities, including pension and other post-retirement obligations, are now included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable. Dex Media East is charged and carries an affiliate payable for the portion of the liability associated with employees providing services to Dex Media East. Pursuant to Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media East employees providing services entirely for Dex Media East are allocated 100% to Dex Media East. Shared employee costs are allocated and charged to Dex Media East based upon Dex Media East’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.

(12)	Related Party Transactions, Other than Affiliates

      In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the two Sponsors received an annual advisory fee of $1.0 million for advisory, consulting and other services. Pursuant to these management consulting agreements, the Company incurred $0.5 million in pro-rated annual advisory fees for the three months ended September 30, 2003 and $1.0 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. The annual advisory fees payable under the agreements were terminated in conjunction with the Offering for a one-time fee of $5.0 million paid to each of the Sponsors. The Sponsors maintain the right to act as the Company’s financial advisor or investment banker in connection with any merger, acquisition, disposition, finance or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties.

      Dex Media has entered into a two year network services agreement with SAVVIS Communications Corporation (“SAVVIS”), pursuant to which SAVVIS will provide network connections and other services to support the Company’s integrated production system and other systems. SAVVIS is an affiliate of WCAS. The Company and Dex Media West expect to pay SAVVIS approximately $2.2 million, collectively, over the two-year term of the contract, although the Company has the option to purchase additional services for which the Company would pay SAVVIS additional fees. As of September 30, 2004, approximately $1.2 million was not yet incurred under the contract.

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

      As a result of our conversion to the Amdocs software system (discussed below), certain of our customer account categories will be reclassified, which may result in a change in how we report our total number of customer accounts.

Our Business

      We are the largest directory publisher in the Dex East States. For the three months ended September 30, 2004 and 2003, we published 25 and 26 directories, respectively, and distributed 2.5 million and 3.1 million copies of these directories, respectively, to business and residential consumers in the Dex East States. For the nine months ended September 30, 2004 and 2003, we published 117 and 114 directories, respectively, and distributed 12.1 million and 12.0 million copies of these directories, respectively, to business and residential consumers in the Dex East States. We also provide related services, including an Internet-based directory, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule. For the three months and nine months ended September 30, 2004, we generated $182.9 million and $543.5 million in revenue, respectively. Approximately 98% of our total revenue for the three months and nine months ended September 30, 2004, respectively, was generated from the publication of directories.

Our Strategy

      Our strategy is centered on building relationships with our major account groups: small and medium-sized local businesses and national companies doing business in the Dex East States. We plan to continue to build our knowledge of their businesses and develop value-added content that can be distributed to business and residential consumers in a variety of forms. Currently, the primary method of distribution is our print directories. We also use the Internet and CD-ROMs to deliver our content. We plan to continue evaluating different methods of distribution as markets and electronic device acceptance change, particularly in the digital space. Additionally, we will look to enhance print product offerings such as Internet-related products and distribution.

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

      Also, now that we are a stand-alone company, our strategy is to focus on improving our infrastructure in order to achieve a more efficient cost structure and improve revenue opportunities in the long-term. Beginning in 2004, we began replacing our entire production system with Amdocs technology in a phased deployment. The first phase was deployed on September 1, 2004 with the last phase expected to be completed in 2005.

Results of Operations

Overview

      Our condensed consolidated financial statements included herein have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and expenses are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. In 2003, we determined that the 12-month lives of five directories published in December 2002 would be extended. The new editions of these five directories were published in January 2004. These extensions were made to more efficiently manage work and account flow. The lives of the new editions of these directories are expected to be 12 months thereafter. These extensions did not have a significant impact on our results of operations for the three months and nine months ended September 30, 2004 and are not expected to have a material effect on revenue or cost of revenue in future periods under the deferral and amortization method of accounting.

Revenue

      We derive virtually all of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. We also provide related services, including an Internet-based directory, other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Growth in directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories.

      We enter into transactions where our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the consolidated statements of operations consistently with similar items sold or purchased for cash. Such barter transactions were not significant to our operations for the three months and nine months ended September 30, 2004 and 2003.

      In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Cost of Revenue

      We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of (1) costs incurred in that period and recognized in that period, principally sales salaries and wages, (2) costs incurred in a prior period, a portion of which is amortized and recognized in the current period, and (3) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period, which may be significant.

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

Items Affecting Comparability Between Periods

      Our revenue and cost of revenue for the twelve months following the consummation of the Acquisition were $85.9 million and $22.2 million lower, respectively, than our revenue and cost of revenue would have been otherwise because the Acquisition was accounted for under the purchase method of accounting. For the three months ended September 30, 2003, our revenue and cost of revenue were $5.4 million and $1.4 million lower, respectively, as a result of the purchase method of accounting. For the nine months ended September 30, 2003, our revenue and cost of revenue were $43.6 million and $11.3 million lower, respectively, as a result of the purchase method of accounting. Under the purchase method of accounting, deferred revenue and related deferred directory costs associated with directories that were published and distributed prior to the Acquisition were not carried over to our balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized in the twelve months subsequent to the Acquisition. The purchase method of accounting has not affected our revenue and directory costs subsequent to 2003. This purchase accounting adjustment was non-recurring and has no historical or future cash impact.

Results of Operations

The Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

      The results of operations below include the effects of purchase accounting for the three months ended September 30, 2003 and therefore the periods presented are not comparable. Please refer to the section “Items

Affecting Comparability Between Periods” and the discussion below for detail regarding the effects of these adjustments.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

	(Dollars in thousands)
Revenue:
Local directory services	$150,319	$145,962
National directory services	28,594	24,813

Total directory services	178,913	170,775
Other revenue	3,978	4,484

Total revenue	182,891	175,259
Cost of revenue	54,984	50,150

Gross profit	$127,907	$125,109
Gross margin	69.9%	71.4%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$37,676	$24,353

Revenue

      Total revenue increased by $7.6 million, or 4.4%, to $182.9 million for the three months ended September 30, 2004 from $175.3 million for the three months ended September 30, 2003. Total revenue for the three months ended September 30, 2003 was $5.4 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total revenue increased $2.2 million, or 1.2%, in 2004. Total revenue included $178.9 million in directory services revenue and $4.0 million in revenue for all other products for the three months ended September 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $8.1 million, or 4.8%, to $178.9 million for the three months ended September 30, 2004 from $170.8 million for the three months ended September 30, 2003. Total directory services revenue for the three months ended September 30, 2003 was $5.4 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total directory services revenue increased $2.7 million, or 1.5%, in 2004.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families and the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories and the number of local advertiser disconnects during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our changes in directory services revenue.

      Local directory services revenue increased $4.4 million, or 3.0%, to $150.3 million for the three months ended September 30, 2004 compared to $146.0 million for the three months ended September 30, 2003. Local directory services revenue for the three months ended September 30, 2003 was $1.0 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, local directory services revenue increased $3.3 million, or 2.2%, in 2004.

      Revenue from national advertisers increased $3.8 million, or 15.2%, to $28.6 million for the three months ended September 30, 2004 as compared to $24.8 million for the three months ended September 30, 2003. Revenue from national advertisers for the three months ended September 30, 2003 was $4.4 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, revenue from national advertisers decreased $0.6 million, or 2.1%, in 2004.

      Other revenue decreased by $0.5 million, or 11.3%, to $4.0 million for the three months ended September 30, 2004 from $4.5 million for the three months ended September 30, 2003. In 2004, we substantially reduced the number of products in our direct services product line which represented $0.3 million of the decline between periods.

Cost of Revenue

      Cost of revenue recognized was $55.0 million for the three months ended September 30, 2004 compared to $50.2 million for the three months ended September 30, 2003. Recognized cost of revenue for the three months ended September 30, 2003 was $1.4 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, cost of revenue recognized increased $3.4 million, or 6.6%, in 2004. Cost of revenue recognized represented 30.1% of revenue for the three months ended September 30, 2004, compared to 28.6% of revenue, excluding the effects of purchase accounting, for the three months ended September 30, 2003.

      For the three months ended September 30, 2004 and 2003, we incurred costs subject to deferral and amortization of $45.9 million and $44.3 million, respectively. The increase in incurred costs is primarily a result of increased contracting and professional fees related to on-going support related to our new production system.

      Employee costs incurred decreased by $1.8 million, or 6.7%, to $25.0 million for the three months ended September 30, 2004 from $26.8 million for the three months ended September 30, 2003. The decrease is due primarily to changes in sales incentives and a reduction in the number of employees.

      Direct costs of publishing incurred, which primarily included paper, printing and distribution, were $10.2 million and $11.1 million for the three months ended September 30, 2004 and 2003, respectively. The decrease primarily results from lower copy counts of directories distributed and lower page counts of directories printed during the three months ended September 30, 2004.

      Contracting and professional fees incurred increased $2.3 million to $4.2 million from $1.9 million for the three months ended September 30, 2004 and 2003, respectively. The increase is primarily due to increased on-going support related to our new production system.

      Other cost of revenue incurred, which primarily includes systems expense, national commissions and office and facilities expense were $6.5 million and $4.5 million for the three months ended September 30, 2004 and 2003, respectively.

Gross Profit

      Our gross profit was $127.9 million for the three months ended September 30, 2004 compared to $125.1 million for the three months ended September 30, 2003. Gross profit for the three months ended September 30, 2003 was $4.0 million lower due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, gross profit decreased $1.2 million in the third quarter of 2004 and gross margin decreased to 69.9% in 2004 from 71.4% in 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $13.3 million, or 54.7%, to $37.7 million from $24.4 million for the three months ended September 30, 2003. The increase was primarily due to the termination of annual advisory fees and increases in employee costs, advertising expense and contracting and professional fees.

      Employee costs, which include salaries and wages, benefits and other employee costs, increased $3.1 million, or 46.3%, to $9.8 million from $6.7 million for the three months ended September 30, 2004 and 2003. Salaries and wages were $3.5 million and $4.1 million for the three months ended September 30, 2004 and 2003, respectively. Benefits were $2.2 million and $2.4 million for the three months ended September 30, 2004 and 2003, respectively. Other employee costs were $4.1 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively. The increase in other employee costs is due primarily to accrued severance costs of $3.8 million related to the planned workforce reduction as a result of efficiencies gained by the replacement of our core production platform with technology from Amdocs.

      Advertising expense increased $1.8 million, or 69.2%, to $4.4 million for the three months ended September 30, 2004 from $2.6 million for the three months ended September 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting in 2003, increased to 2.4% for the three months ended September 30, 2004 from 1.4% for the three months ended September 30, 2003.

      Contracting and professional fees were $4.4 million and $4.7 million for the three months ended September 30, 2004 and 2003, respectively.

      Bad debt expense remained constant at $4.9 million for the three months ended September 30, 2004 and 2003. Bad debt expense as a percentage of revenue was 2.7% for each of the three months ended September 30, 2004 and the three months ended September 30, 2003, excluding the effects of purchase accounting.

      In connection with the initial public offering of our parent, Dex Media (the “Offering), we paid $5.0 million to each of our two Sponsors to eliminate the $2.0 million aggregate annual fee payable under our management consulting agreements. This non-recurring termination fee was not incurred in the prior year period. The annual advising fee paid in prior periods is included in contracting and professional fees.

      All other general and administrative expense, decreased $1.3 million, or 23.6%, to $4.2 million for the three months ended September 30, 2004 from $5.5 million for the comparable period in 2003.

Amortization of Intangibles

      For the three months ended September 30, 2004 and 2003 we recognized $45.3 million and $53.6 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization from the prior year was the result of a declining method used to amortize the value of acquired accounts in proportion with their estimated retention lives.

Interest Expense

      We recognized interest expense of $68.6 million and $47.4 million for the three months ended September 30, 2004 and 2003. The increase in interest expense is primarily a result of the additional borrowings of $160.0 million Tranche A term loan in conjunction with the acquisition of Dex West on September 9, 2003, and the early redemption premiums paid of $22.3 million, the accelerated payment of $6.3 million accrued interest and the write off of $5.1 million deferred financing costs in conjunction with the redemption of $183.8 million of our senior subordinated notes.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of September 30, 2004, we have recorded $53.3 million of deferred income tax assets resulting primarily from net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

The Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.

      The results of operations below include the effects of purchase accounting for the nine months ended September 30, 2003 and therefore the periods presented are not comparable. Please refer to the section “Items Affecting Comparability Between Periods” and the discussion below for detail regarding the effects of these adjustments.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

	(Dollars in thousands)
Revenue:
Local directory services	$443,066	$423,757
National directory services	88,253	55,703

Total directory services	531,319	479,460
Other revenue	12,169	12,950

Total revenue	543,488	492,410
Cost of revenue	165,634	147,420

Gross profit	$377,854	$344,990
Gross margin	69.5%	70.1%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$85,472	$71,649

Revenue

      Total revenue increased by $51.1 million, or 10.4%, to $543.5 million for the nine months ended September 30, 2004 from $492.4 million for the nine months ended September 30, 2003. Total revenue for the nine months ended September 30, 2003 was $43.6 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total revenue increased $7.5 million, or 1.4%, in 2004. Total revenue included $531.3 million in directory services revenue and $12.2 million in revenue for all other products for the nine months ended September 30, 2004.

      Total directory services revenue, which consists of local and national directory services revenue, increased $51.9 million, or 10.8%, to $531.3 million for the nine months ended September 30, 2004 from $479.5 million for the nine months ended September 30, 2003. Total directory services revenue for the nine months ended September 30, 2003 was $43.6 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total directory services revenue increased $8.2 million, or 1.6%, in 2004.

      Directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families and the proportion of advertisements sold with premium features and the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisement in our directories. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Multiple factors contribute to changes in revenue, and although no single factor can be distinguished as the primary cause, improvements in product mix and pricing, combined with stable account renewal, contributed to our changes in directory services revenue.

      Local directory services revenue increased $19.3 million, or 4.6%, to $443.1 million for the nine months ended September 30, 2004 compared to $423.8 million for the nine months ended September 30, 2003. Local directory services revenue for the nine months ended September 30, 2003 was $13.4 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, local directory services revenue increased $5.9 million, or 1.3%, in 2004.

      Revenue from national advertisers increased $32.6 million, or 58.4%, to $88.3 million for the nine months ended September 30, 2004 as compared to $55.7 million for the nine months ended September 30, 2003. Revenue from national advertisers for the nine months ended September 30, 2003 was $30.2 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, revenue from national advertisers increased $2.4 million, or 2.8%, in 2004.

      Other revenue decreased by $0.8 million, or 6.0%, to $12.2 million for the nine months ended September 30, 2004 from $13.0 million for the nine months ended September 30, 2003. In 2004, we substantially reduced the number of products in our direct marketing services product line which represented $0.5 million of the decline between periods.

Cost of Revenue

      Cost of revenue recognized was $165.6 million for the nine months ended September 30, 2004 compared to $147.4 million for the nine months ended September 30, 2003. Recognized cost of revenue for the nine months ended September 30, 2003 was $11.3 million lower than it would have been due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, cost of revenue recognized increased $6.9 million, or 4.3%, in 2004. Cost of revenue recognized represented 30.5% of revenue for the nine months ended September 30, 2004, compared to 29.6% of revenue, excluding the effects of purchase accounting, for the nine months ended September 30, 2003.

      For the nine months ended September 30, 2004 and 2003, we incurred costs subject to deferral and amortization of $157.3 million and $147.8 million, respectively. The increase in incurred costs is primarily a result of increased contracting and professional fees related to on-going support related to our new production system and to the shifts in publication schedules of five directories from December 2003 to the first quarter of 2004.

      Employee costs incurred were $74.1 million and $74.2 million for the nine months ended September 30, 2004 and 2003, respectively.

      Direct costs of publishing incurred, which primarily included paper, printing and distribution, were $49.6 million and $45.0 million for the nine months ended September 30, 2004 and 2003, respectively. The difference in directory publication schedules between the periods contributed to $3.6 million of the increase.

      Contracting and professional fees incurred increased $5.4 million to $9.1 million from $3.7 million for the nine months ended September 30, 2004 and 2003, respectively. The increase is primarily due to increased on-going support related to our new production system.

      Other costs of revenue incurred, which primarily includes systems expense, national commissions and office and facilities expense were $24.5 million and $24.9 million for the nine months ended September 30, 2004 and 2003, respectively.

Gross Profit

      Our gross profit was $377.9 million for the nine months ended September 30, 2004 compared to $345.0 million for the nine months ended September 30, 2003. Gross profit for the nine months ended September 30, 2003 was $32.3 million lower due to the effects of purchase accounting. Excluding the effects of purchase accounting in 2003, total gross profit increased $0.6 million, or 0.2%, in 2004 and gross margin decreased to 69.5% in 2004 from 70.4% in 2003.

General and Administrative Expense

      General and administrative expense, excluding depreciation and amortization, increased $13.8 million, or 19.3%, to $85.5 million from $71.6 million for the nine months ended September 30, 2003. The increase was primarily due to the termination of annual advisory fees and increases in employee costs, advertising expense and contracting and professional fees offset by decreases in bad debt expense and other general and administrative expenses.

      Employee costs, which include salaries and wages, benefits and other employee costs, increased $3.8 million, or 19.5%, to $23.3 million for the nine months ended September 30, 2004 from $19.5 million for the nine months ended September 30, 2003. Salaries and wages were $11.6 million and $12.0 million for the nine months ended September 30, 2004 and 2003, respectively. Benefits were $6.7 million and $6.6 million for the nine months ended September 30, 2004 and 2003, respectively. Other employee costs were $5.0 million and $0.9 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in other employee costs is primarily due to accrued severance costs of $3.8 million related to the planned workforce reduction as a result of the efficiencies gained by the replacement of our core production platform with technology from Amdocs.

      Advertising increased $6.2 million to $12.3 million for the nine months ended September 30, 2004 from $6.1 million for the nine months ended September 30, 2003 due to additional media advertisements and exclusivity arrangements designed to increase consumer awareness, including promoting the new Dex trademark and product offerings. Advertising as a percent of revenue, excluding the effects of purchase accounting in 2003, increased to 2.3% for the nine months ended September 30, 2004 compared to 1.1% for the nine months ended September 30, 2003.

      Contracting and professional fees increased $0.6 million, or 5.0%, to $12.7 million from $12.1 million for the nine months ended September 30, 2003. The increase is primarily due to increased receivable collection efforts by external collection agencies and legal fees.

      Bad debt expense decreased $2.2 million, or 11.8%, to $16.3 million from $18.4 million for the nine months ended September 30, 2004 and 2003, respectively. Bad debt expense as a percentage of revenue was 3.0% for the nine months ended September 30, 2004 compared to 3.4% of revenue, excluding the effects of purchase accounting, for the nine months ended September 30, 2003. The decrease in bad debt expense is primarily a result of improvement in aged receivable balances.

      In connection with the Offering, we paid $5.0 million to each of our two Sponsors to eliminate the $2.0 million aggregate annual advisory fee payable under our management consulting agreements. This non-recurring termination fee was not incurred in the prior year period. The annual advisory fee paid in prior periods is included in contracting and professional fees.

      All other general and administrative expense, decreased $4.6 million, or 29.7%, to $10.9 million for the nine months ended September 30, 2004 from $15.5 million for the comparable period in 2003. For the nine months ended September 30, 2003, other general and administrative expense includes shared services with Qwest, including services for finance, human resources, real estate and information technology with the costs of such services incurred directly in salaries and wages for the nine months ended September 30, 2004.

Amortization of Intangibles

      For the nine months ended September 30, 2004 and 2003 we recognized $135.8 million and $160.8 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization from the prior year was the result of a declining method used to amortize the value of acquired accounts in proportion with their estimated retention lives.

Interest Expense

      We recognized interest expense of $163.1 million and $145.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest expense is primarily a result of additional borrowings of $160.0 million Tranche A term loan in conjunction with the acquisition of Dex West on September 9, 2003 as well as the early redemption premiums paid, an accelerated accrued interest payment and an additional write off of deferred financing costs related to the redemption of a portion of our senior subordinated notes. Interest expense for the nine months ended September 30, 2004 and 2003 includes $25.3 million and $13.0 million, respectively, of amortization of deferred financing costs. Interest expense for the nine months ended September 30, 2004 also includes the $22.3 million of early redemption premiums paid, the $6.3 million accelerated accrued interest payment and the $5.1 million write off of deferred financing costs related to the redemption of our senior subordinated notes.

Income Taxes

      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of September 30, 2004, we have recorded $53.3 million of deferred income tax assets resulting primarily from net operating loss carryforwards. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

Liquidity and Capital Resources

Overview

      Following the transactions related to the Acquisition, our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility, subject to certain conditions.

      In connection with the Acquisition, we incurred $1,280.0 million of borrowings under our credit facilities and $975.0 million of indebtedness with the issuance of the outstanding notes. In connection with the acquisition in September 2003, of Dex West by Dex Media, our indirect parent, we borrowed an additional $160.0 million under our credit facilities. As of September 30, 2004, we had outstanding $1,789.7 million in aggregate indebtedness due primarily to aggregate debt repayments since the Acquisition of $631.3 million and foreign exchange loss through November 2003 of $6.0 million. In connection with the Offering, we redeemed $183.8 million of our 12 1/8% senior subordinated notes at a redemption price of 112.125% plus accrued and unpaid interest on August 26, 2004 with a portion of the proceeds from the Offering.

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

      On June 11, 2004, we entered into an amended and restated credit agreement to, among other things, (i) reduce the applicable margins on loans under our credit facilities and the commitment fee on the revolving credit facility, (ii) permit the redemption of all of Dex Media’s 5% Series A preferred stock, which was held by our Sponsors and management, plus accrued and unpaid dividends, (iii) permit the redemption of up to 35% of our outstanding 12 1/8% senior subordinated notes due 2012 and its associated redemption premium, plus accrued and unpaid interest from proceeds from the Offering of Dex Media’s common stock, (iv) make a final lump sum payment to our Sponsors to terminate the annual advisory fees payable under the management consulting agreements, and (v) permit us to distribute to Dex Media 42% of the funds required to fund the dividends on Dex Media’s common stock if and when such dividends are declared, up to $29.4 million annually. The amendments to the credit agreement, except the repricing of the applicable margins and commitment fees which were effective on June 11, 2004, were effective immediately upon the consummation of the Offering on July 27, 2004.

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

      We entered into a billing and collection services agreement with Qwest LEC upon the consummation of the Acquisition which was renewed effective November 1, 2004. Under this renewed agreement, Qwest LEC will continue until December 31, 2008, to bill and collect, on our behalf, amounts owed by our accounts, that are also Qwest local telephone customers, for our directory services. In 2003, Qwest LEC billed approximately 43% of our revenue, excluding the effects of purchase accounting, on our behalf, and we billed the remaining 57% directly. Qwest LEC bills the account on the same billing statement on which it bills the customer for local telephone service. In conjunction with the Acquisition, we developed and continue to maintain the ability to transition those accounts billed by Qwest from the Qwest LEC billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so.

Sources of Liquidity

      Net cash provided by operations was $167.6 million and $182.3 million for the nine months ended September 30, 2004 and 2003, respectively. Cash provided by operations was generated primarily from cash receipts from the sale of directory advertisements, reduced by cash disbursements for cost of revenue incurred, general and administrative expenses and interest expense.

      Net cash used for investing activities was $22.4 million and $26.2 million for the nine months ended September 30, 2004 and 2003, respectively. The principal use of cash for investing activities for the nine months ended September 30, 2004 and 2003 was expenditures for property, plant and equipment and software.

      Net cash used for financing activities was $148.0 million and $152.5 million for the nine months ended September 30, 2004 and 2003, respectively. Significant sources of cash flows for the nine months ended September 30, 2004 included $212.3 million of contributions from parent to fund the redemption of the senior subordinated notes in conjunction with the Offering. Significant uses of cash flows for the nine months ended September 30, 2004 included $351.2 million in total debt repayments of which $183.8 million was the redemption of the senior subordinated notes in conjunction with the Offering. The principal sources of cash flows for the nine months ended September 30, 2003 were borrowings of $160.0 million and contributions from parent of $50.0 million which were distributed to the parent to fund the acquisition of Dex West. Other significant uses of cash flows for the nine months ended September 30, 2003 were $149.9 million of repayments on long-term borrowings.

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

      We cannot assure you, however, that our business will generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. The restrictive covenants under the note indentures and credit agreement prohibit us from commingling the funds of Dex Media West with ours. They also prohibit us from borrowing any funds from Dex Media West. Despite the restrictive covenants under the note indentures and credit agreement limiting our ability to incur additional indebtedness and dispose of our assets, the covenants allow for multiple sources of limited liquidity that we may access to meet our ongoing business needs, including:

i.	Cash from operating cash flow.

ii.	Up to $99.1 million of the revolving credit facility available to us as of September 30, 2004.

iii.	Other unsecured indebtedness which we may incur up to an aggregate principal amount of $50.0 million.

iv.	We may sell, or dispose of, assets up to $10.0 million annually, subject to an aggregate amount of $20.0 million.

v.	The proceeds from any debt issuance which we may use as long as our leverage ratio is at or below 4.0 to 1.0.

vi.	We may use the proceeds from any equity offering as follows: a) 50%, if our leverage ratio is above 4.0 to 1.0 or b) 100%, if our leverage ratio is at or below 4.0 to 1.0. As a condition to the closing of the Offering, we amended our credit facilities to, among other things, allow us access to a portion of the proceeds from the Offering irrespective of our leverage ratio.

      The credit agreement and indentures governing the notes permit us to pursue the option of financing our capital expenditures with capital leases as long as the aggregate outstanding balance of capital leases is not in excess of $30.0 million at any time. As of September 30, 2004, the outstanding balance of capital leases was $0.4 million.

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

Uses of Liquidity

      We expect that our primary liquidity requirements will be for debt service on our credit facilities and notes, capital expenditures and working capital. During the nine months ended September 30, 2004, we used the funds generated from operations in excess of liquidity requirements to make optional repayments under our credit facilities.

      We made optional repayments in an aggregate principal amount of $167.4 million under our credit facilities and $183.8 million on our senior subordinated notes in the nine months ended September 30, 2004 using the excess cash flow generated from operations and a portion of the proceeds from the Offering. Our debt portfolio, consisting of the amounts borrowed under the credit facilities, senior notes and senior subordinated notes, is comprised of 64.9% fixed rate debt and 35.1% floating rate debt as of September 30, 2004. Mandatory repayments or optional repayments under the credit facilities in the future will cause the percentage of fixed rate debt in our debt portfolio to increase. As our fixed rate debt as a percentage of our total debt increases, the effective interest rate of our debt portfolio will rise. Due to the current low interest rate environment, the floating rate debt under the credit facilities has significantly lower interest rates than the fixed interest rates of our senior notes and senior subordinated notes. If short-term interest rates rise, the effective interest rate of our portfolio will also increase.

      Tranche A and Tranche B of our term loan credit facilities have required quarterly principal repayments that were scheduled to begin September 30, 2003 and continue until the maturity dates of the facilities. Any optional repayment is applied to reduce the subsequent scheduled repayments of each tranche in direct order of the first four scheduled repayments, and thereafter, ratably. As a result of the optional repayments made, the required quarterly payments from each tranche in the period from September 30, 2003 to June 30, 2004 were reduced to zero. The first mandatory repayment was due and paid on September 30, 2004 in the amount of $22.4 million.

      On November 10, 2003, our indirect parent, Dex Media, issued $500.0 million of 8% Notes due 2013 and $389.0 million aggregate principal amount at maturity of 9% Discount Notes due 2013 for aggregate gross proceeds of $750.2 million. On February 11, 2004, our indirect parent, Dex Media, issued another $361.0 million aggregate principal amount at maturity of 9% Discount Notes due 2013 for gross proceeds of $250.5 million. The gross proceeds of $750.2 million and $250.5 million were paid by Dex Media as a distribution to its parent and ultimately to our Sponsors. These notes are expected to be serviced and repaid from distributions to Dex Media from us and our affiliate, Dex Media West, subject in each case to restrictions contained in our respective debt agreements. These discount notes defer interest until May 2009 at which time we, along with our affiliate, Dex Media West, will be expected to service and repay this debt in the form of distributions to Dex Media, subject in each case to restrictions contained in our respective debt agreements.

      Dex Media has no operations of its own and derives all of its cash flow and liquidity from its subsidiaries. It depends on the earnings and the distribution of funds from us and Dex Media West to meet its cash needs. Although we are not obligated to make funds available to Dex Media for any purpose, we are expected to make cash distributions of $8.4 million to Dex Media semi-annually to service its cash interest obligations on its 8% Notes due 2013, subject to certain covenant requirements under the note indentures and credit agreement. The indentures relating to our senior notes and senior subordinated notes prohibit us from distributing funds to Dex Media if the amount of such distribution, together with all other restricted payments made by us since November 8, 2002, would exceed the sum of an amount calculated pursuant to a formula taking into account, among other things, the amount of adjusted consolidated net income accrued by us since January 1, 2003. In addition, in order to make any such distribution of funds to Dex Media, we would have to meet the coverage tests relating to the issuance of indebtedness under the indentures relating to our senior notes and senior subordinated notes. Although the terms of our credit facilities permit us to pay cash distributions to Dex Media in an amount not to exceed 42% of the regularly scheduled interest payments on $250.0 million of the $500.0 million of 8% Notes due 2013, we must meet an interest coverage ratio for the four consecutive fiscal quarters prior to the payment of the distribution to Dex Media to cover our 42% portion of the regularly scheduled interest payments on the remaining $250.0 million of the $500.0 million of 8% Notes due 2013. Accordingly, our cash requirements will increase in May 2009 when cash interest becomes payable on Dex Media’s 9% Discount Notes.

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

Bond Ratings

      In anticipation of the Offering of common stock by Dex Media and the use of a portion of the proceeds to reduce debt, on May 17, 2004 Standard and Poors revised the outlook on our credit ratings to stable from negative.

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

      The foregoing discussion of material trends, known facts and uncertainties should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by us. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Long-Term Debt

      As of September 30, 2004, we had a total outstanding debt balance of $1,789.7 million comprising of $998.4 million of variable rate debt drawn under the secured credit facilities, $450.0 million of senior notes and $341.3 million of senior subordinated notes. The credit facilities were made up of $495.2 million of Tranche A term loan maturing in November 2008 and $503.2 million of Tranche B term loan maturing in May 2009. Due to the variable rate characteristics of the credit facilities, the carrying amounts of Tranche A term loan and Tranche B term loan approximated fair values.

      The $450.0 million of unsecured senior notes bearing a fixed interest rate of 9.875% matures in November 2009. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the senior notes was $517.5 million at September 30, 2004.

      The $341.3 million of unsecured senior subordinated notes bearing a fixed interest rate of 12.125% matures in November 2012. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of the senior subordinated notes was $424.9 million at September 30, 2004.

Interest Rate Risk

      As of September 30, 2004, we had no borrowings outstanding under our revolving credit facility (although approximately $1 million is committed under a stand-by letter of credit), $495.2 million of debt outstanding under our Tranche A term loan facility and $503.2 million of debt outstanding under our Tranche B term loan facility. Our revolving credit facility and each of our term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. As required by the terms of our credit facilities, we have hedged a portion of our interest rate risk. The interest rate swap agreements have an aggregate notional amount of $370.0 million and applicable fixed rates ranging from 2.354% to 4.085%. They will expire in various terms ranging from November 2004 to May 2008. The notional amount of our interest rate cap totals $200.0 million, has a cap interest rate of 4.75% and expires in May 2005. Assuming we had incurred this level of borrowings on January 1, 2004 at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings, our interest expense for the three months and nine months ended September 30, 2004 would have increased by $1.6 million and $4.8 million, respectively. We do not intend to use any financial derivative instruments for speculative purposes.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

      None.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits

Exhibit 31.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Robert M. Neumeister, Jr.
Executive Vice President
and Chief Financial Officer
(principal financial officer and
duly authorized officer)

Date: November 10, 2004

EXHIBIT INDEX

Exhibit
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