Form 10-Q
period 2005-03-31
DEX MEDIA EAST LLC
filed 2005-05-06
CIK 1212113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

*	Pursuant to General Instructions H(2)(a) of Form 10-Q: (i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) the registrant is providing a management’s analysis of results of operations.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	40,548	56,123
Deferred directory costs	126,463	135,417
Current deferred income taxes	28,343	8,189
Other current assets	9,260	5,181

Total current assets	204,614	204,910
Property, plant and equipment, net	52,721	50,750
Goodwill	890,731	890,731
Intangible assets, net	1,325,253	1,363,673
Deferred income taxes	7,384	38,297
Deferred financing costs	46,110	50,924
Other assets	1,819	1,180

Total Assets	$2,528,632	$2,600,465

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$26,093	$38,997
Amounts due to affiliate	2,152	6,311
Deferred revenue and customer deposits	86,927	96,587
Accrued interest payable	37,316	14,463
Current portion of long-term debt	110,861	105,232
Other accrued liabilities	6,533	10,134

Total current liabilities	269,882	271,724
Long-term debt	1,573,885	1,655,302
Amounts due to affiliate related to post-retirement and other post-employment obligations	40,143	38,843
Other liabilities	140	1,028

Total Liabilities	1,884,050	1,966,897

Commitments and contingencies (Note 10)
Owner’s interest	700,123	705,906
Accumulated deficit	(56,333)	(71,550)
Accumulated other comprehensive income (loss)	792	(788)

Total Owner’s Equity	644,582	633,568

Total Liabilities and Owner’s Equity	$2,528,632	$2,600,465

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenue	$181,195	$180,789
Operating expenses:
Cost of revenue	53,681	55,370
General and administrative expense	18,602	18,089
Bad debt expense	5,329	6,311
Depreciation and amortization expense	2,761	2,491
Amortization of intangibles	38,420	45,282

Total operating expenses	118,793	127,543

Operating income	62,402	53,246
Other (income) expense:
Interest income	(135)	(110)
Interest expense	37,472	50,284
Other (income) expense, net	90	33

Income before income taxes	24,975	3,039
Income tax provision	9,758	1,217

Net income	$15,217	$1,822

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating activities:
Net income	$15,217	$1,822
Adjustments to net income:
Bad debt expense	5,329	6,311
Depreciation and amortization expense	2,761	2,491
Amortization of intangibles	38,420	45,282
Amortization of deferred financing costs	4,814	10,693
Stock-based compensation expense	196	—
Loss on disposition of assets	89	—
Deferred tax provision	9,758	1,217
Changes in operating assets and liabilities:
Accounts receivable	10,246	1,621
Deferred directory costs	8,954	(5,209)
Other current assets	(3,637)	1,197
Other long-term assets	174	421
Accounts payable and other liabilities	(15,988)	(30,381)
Accrued interest	22,853	25,115
Deferred revenue and customer deposits	(9,660)	4,198
Amounts due to affiliates	(4,159)	17,833
Other long-term liabilities	(80)	—
Amounts due to affiliate related to post-retirement and other post-employment benefits	1,300	1,350

Cash provided by operating activities	86,587	83,961

Investing activities:
Expenditures for property, plant and equipment	(3,690)	(4,748)
Capitalized software development costs	(1,131)	(6,860)

Cash used for investing activities	(4,821)	(11,608)

Financing activities:
Proceeds from borrowings on revolving credit facility	6,000	2,000
Repayments of borrowings on revolving credit facility	(1,000)	(2,000)
Repayments on long-term debt	(80,788)	(75,000)
Distribution to owner	(5,978)	(111)

Cash used for financing activities	(81,766)	(75,111)

Cash and cash equivalents:
(Decrease) increase	—	(2,758)
Beginning balance	—	2,758

Ending balance	$—	$—

Supplemental cash flow disclosures:
Interest paid	$9,806	$14,454
See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

(a)	The Company
      Dex Media East LLC (“Dex Media East” or the “Company”) is a subsidiary of Dex Media East, Inc. and an indirect wholly-owned subsidiary of Dex Media, Inc. (“Dex Media”). Dex Media East operates the directory business in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”).
      The directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (collectively, the “Sponsors”).
      In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to the Company (the “Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned to Dex Media West LLC (“Dex Media West”), another indirect wholly-owned subsidiary of Dex Media, its right to purchase the directory business of Qwest Dex in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming. Dex Holdings was dissolved effective January 1, 2005.

(b)	Operations
      The Company is the exclusive official directory publisher for Qwest Corporation, the local exchange carrier of Qwest Communications International, Inc. (“Qwest”) in the Dex East States. As a result, the Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex East States. The Company provides directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Printed directories are distributed to residents and businesses in the Dex East States through third-party vendors. The Company operates as a single segment.

(c)	Dex Media Initial Public Offering
      Effective on July 21, 2004, Dex Media consummated its initial public offering of common stock (the “Dex Media IPO”). Immediately prior to the Dex Media IPO, Dex Media effected a 10-for-1 split of all authorized shares of common stock. Share and per share data included in Note 8 for the three months ended March 31, 2004 have been restated to reflect the stock split. Part of the proceeds related to the Dex Media IPO were used to redeem $183.8 million of the Company’s senior subordinated notes on August 26, 2004 at a redemption price of 112.125% along with the accrued and unpaid interest. In connection with the Dex Media IPO, the Company paid $5.0 million to each of the Sponsors to eliminate the $2.0 million annual advisory fee payable under its management consulting agreements.

2.	Basis of Presentation

(a)	General
      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instructions of the Securities and Exchange Commission (“SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial position as of March 31, 2005 and December 31, 2004 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. The condensed consolidated statements of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

(b)	Reclassifications
      Certain prior period amounts have been reclassified to conform to the 2005 presentation.

3.	Summary of Significant Accounting Policies

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
      The Company publishes white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives. During the three months ended March 31, 2005 and 2004, the Company published 31 and 33 directories, respectively.
      The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions where the Company’s products and services are promoted by a third party and, in exchange, the Company carries that party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the condensed consolidated statements of operations consistently with similar items sold or purchased for cash. Such transactions were not significant to the Company’s operations for the three months ended March 31, 2005 and 2004.
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
      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to third-party certified marketing representatives, which act as the Company’s channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery. From time of time the Company has changed the publication dates of certain directories. In such cases, the estimated life of the related unamortized deferred cost of revenue is revised to amortize such costs over the new remaining estimated life. Changes in directory publication dates typically do not result in any additional direct incurred costs.

(e)	Stock-based compensation
      The Company accounts for the Stock Option Plan of Dex Media, Inc., and the Dex Media, Inc. 2004 Incentive Award Plan, as more fully discussed in Note 8, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock option grants under the minimum value method for options issued prior to Dex Media becoming a publicly traded company and the fair value method after Dex Media became a publicly traded company, both of which are prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the three months ended March 31, 2005 and 2004 would have been as follows (in thousands):

	For the
	Three Months Ended
	March 31,

	2005	2004

Net Income
As reported	$15,217	$1,822
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	120	9
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(194)	(57)

Pro forma	$15,143	$1,774

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Income tax provision
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

(g)	New accounting standards
      On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the options outstanding as of March 31, 2005, the Company has determined that the adoption of SAB 107 will not have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. This means that the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Intangible Assets
      During the three months ended March 31, 2005 goodwill was not impaired or otherwise adjusted.
      The gross carrying amount and accumulated amortization of identifiable intangible assets and their estimated useful lives are as follows (dollars in thousands):
As of March 31, 2005

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$897,000	$(342,745)	$554,255	20 years	(1)
Customer relationships — national	241,000	(71,729)	169,271	25 years	(1)
Non-compete/publishing agreements	251,000	(15,040)	235,960	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(32,570)	35,430	5 years
Advertising agreement	23,000	(3,663)	19,337	15 years

Totals	$1,791,000	$(465,747)	$1,325,253

As of December 31, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$897,000	$(315,787)	$581,213	20 years	(1)
Customer relationships — national	241,000	(65,620)	175,380	25 years	(1)
Non-compete/publishing agreements	251,000	(13,470)	237,530	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(29,170)	38,830	5 years
Advertising agreement	23,000	(3,280)	19,720	15 years

Totals	$1,791,000	$(427,327)	$1,363,673

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-Term Debt
      Long-term debt is comprised of the following (in thousands, in descending order of right of payment):

	As of	As of
	March 31,	December 31,
	2005	2004

Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 1.75% (weighted average interest rate of 4.69% at March 31, 2005)	$427,151	$474,654
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average interest rate of 4.62% at March 31, 2005)	461,345	494,630
Revolving loan bearing interest at Alternative Base Rate (“ABR”) plus the current applicable spread of 0.75% (interest rate of 6.50% at March 31, 2005)	5,000	—
Unsecured senior notes, due November 2009, bearing interest at 9.875%	450,000	450,000
Unsecured senior subordinated notes, due November 2012, bearing interest at 12.125%	341,250	341,250

	1,684,746	1,760,534
Less: current portion of long-term debt	(110,861)	(105,232)

	$1,573,885	$1,655,302

      As of March 31, 2005, there were $5.0 million of borrowings under the revolving loan (with an additional $1 million committed under a standby letter of credit). The Company paid interest and fees for the revolving loan, interest rate swaps, senior notes and senior subordinated notes of $9.5 million and $14.0 million during the three months ended March 31, 2005 and 2004, respectively.

6.	Derivative Instruments and Hedging Activities
      As of March 31, 2005, the Company has three interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its term loans. The interest rate swap agreements have an aggregate notional amount of $250.0 million, applicable fixed rates ranging from 3.01% to 4.085% and expire at various dates ranging from May 2005 to May 2008.
      Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, term loan obligations are reported in accumulated other comprehensive income, net of tax (“AOCI”). These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest payments affect earnings. During the three months ended March 31, 2005 and 2004, the Company reclassified hedging losses of $0.6 million and $1.8 million, respectively, into earnings. For the three months ended March 31, 2005, the Company had $1.6 million of unrealized gains, net of tax, included in other comprehensive income. For the three months ended March 31, 2004, the Company had $1.3 million of unrealized losses, net of tax, included in other comprehensive loss. As of March 31, 2005 and December 31, 2004, the Company had $0.8 million of unrealized gains, net of tax, and $0.8 million of unrealized losses, net of tax, respectively, included in AOCI.
      As of March 31, 2005, $0.2 million of deferred gains, net of tax, on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to earnings during the next

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative gains to earnings.
      During November 2002, the Company entered into an interest rate cap agreement. The Company has not designated the interest rate cap as a hedging instrument and therefore reports all gains and losses in the change in fair value of the interest rate cap directly in earnings. No losses were reported in earnings for the three months ended March 31, 2005 and losses of less than $0.1 million were reported for the three months ended March 31, 2004. The interest rate cap has a notional amount of $200.0 million and expires in May 2005.
      The Company does not speculate using derivative instruments.

7.	Comprehensive Income
      Components of comprehensive income are changes in equity other than those resulting from contributions by owners and distributions to owners. For the Company, the component of comprehensive income other than net income is the change in fair value on derivatives designated as hedging instruments, net of tax. The aggregate amounts of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the condensed consolidated balance sheets as accumulated other comprehensive income.
      For the three months ended March 31, 2005 and 2004 comprehensive income included the following components (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Net income	$15,217	$1,822
Changes in fair value of derivatives, net of tax	1,580	(1,271)

Comprehensive income	$16,797	$551

8.	Stock-Based Awards
      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”), which permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. Effective May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. As of March 31, 2005, 6,177,214 shares of common stock were available for grant under the 2004 Plan and 2002 Plan with 45,000 shares issued under a restricted stock award. As of December 31, 2004, the maximum number of shares of common stock available for grant under the 2004 Plan and 2002 Plan was 6,251,650 with 25,000 shares awarded under a restricted stock award.
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
      On November 10, 2003, Dex Media declared and paid a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 2003. On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million, which was paid in February 2004. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective February 2004. The effect of these changes has been included in the SFAS No. 1 123 pro forma net loss, as disclosed in Note 3(e).

9.	Pension and Other-Post Retirement Benefits

(a)	General description
      Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted another post-retirement benefit plan providing retiree healthcare. Dex Media has filed for a determination letter with the IRS for its pension plan. The pension plan is a noncontributory defined benefit plan covering substantially all management and occupational employees of the Company. The other post-retirement benefit plan provides healthcare and life insurance for certain retirees.
      Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended March 31, 2005 and 2004. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred. No other post-retirement benefit funding was required for Dex Media for the three months ended March 31, 2005 and 2004.

(b)	Components of net periodic benefit cost
      The components of net periodic benefit cost for the Company are as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$1,344	$279	$1,254	$282
Interest cost	1,387	429	1,387	386
Expected return on plan assets	(1,973)	—	(1,916)	—
Amortization of prior service costs	—	(43)	—	(43)

Net periodic benefit cost	$758	$665	$725	$625

      Dex Media does not expect to make any contributions to its pension plan in 2005.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies
      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

11.	Related Party Transactions
      Upon consummation of the acquisition of Dex West, all Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Dex Media Service LLC (“Service Co.”). As such, all employee-related liabilities, including pension and other post-retirement obligations, are now included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable. Dex Media East is charged and carries an affiliate payable for the portion of the liability associated with employees providing services to Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Dex Media East employees providing services entirely for Dex Media East are allocated 100% to Dex Media East. Shared employee costs are allocated and charged to Dex Media East based upon Dex Media East’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.
      In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the Acquisition of $15.0 million. In addition, each of the Sponsors received an annual advisory fee of $1.0 million for advisory, consulting and other services. Pursuant to these management consulting agreements, the Company incurred $0.5 million in annual advisory fees for the three months ended March 31, 2004. The annual advisory fee payable to the Sponsors was terminated after the Company and Dex Media West each paid a one time termination fee of $5.0 million to each of the two Sponsors, for an aggregate of $10.0 million, in conjunction with the Dex Media IPO. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, financing or the like in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $0.5 million in advisory fees for the three months ended March 31, 2004.
      During February 2003, Dex Media entered into a five year agreement with Amdocs Limited (“Amdocs”) for the complete modernization of the Company’s core production platform. This project was designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder during 2004. For the three months ended March 31, 2005 and 2004, Dex Media paid Amdocs $9.1 million and $21.5 million, respectively, under this agreement and for other related on-going support.

Item 2.	Management’s Narrative Analysis of Results of Operations
      Pursuant to General Instructions H(2)(a) of Form 10-Q: (i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) the registrant is providing a management’s analysis of results of operations.
Executive Overview

Our Company
      In the following discussion and analysis, “we,” “our” or “us” refers to Dex Media East.
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
      We are the largest directory publisher in the Dex East States and, collectively with Dex Media West, are the fourth largest directory publisher in the U.S. During the three months ended March 31, 2005 and 2004, we published 31 and 33 directories, respectively, and printed approximately 2.8 million and 5.2 million copies, respectively, of these directories for distribution to virtually all business and residential consumers throughout the Dex East States. In addition, our Internet-based directory, DexOnline.comtm, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.
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
      For the three months ended March 31, 2005, we generated approximately 98% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 2% of our total revenue. For the three months ended March 31, 2005 and 2004, we generated $181.2 million and $180.8 million in total revenue, respectively. See “Results of Operations” in this Item 2.

Background
      The following discussion and analysis of our financial condition and results of operations covers the three months ended March 31, 2005 and 2004.
      The non-historical statements in this Item 2, including statements regarding industry outlook and our expectations regarding the future performances of our business, are forward-looking statements. Such forward-looking statements are subject to numerous risks and uncertainties, and our results may differ materially from those contained in any such forward-looking statements. See “Disclosure Regarding Forward-Looking Statements” in this Item 2.
      As a result of our conversion to the Amdocs software system, certain of our customer account categories will be reclassified, which may result in a change in how we report our total number of customer accounts.

Results of Operations

Overview
      Our consolidated financial statements included in this quarterly report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and cost of revenue related to the publication of directories are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. From time to time, we have determined that the publication dates of certain directories will be extended. These publication date changes are made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months following the new publication date. Generally, we are able to bill and collect for additional periods related to directory extensions and under the deferral and amortization method of accounting, our related cost of revenue is amortized over the extended estimated useful life of the directory. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Revenue
      We derive virtually all our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories. Revenue recognized on sales under our Advertising Commitment Agreement with Qwest consists primarily of directory services revenue.
      We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions where our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with EITF Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the three months ended March 31, 2005 and 2004 represented less than 1% of total revenue in each period and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.
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

General and Administrative Expense
      Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, pension and other post-retirement benefits, information technology, training, account billing, corporate management, office and facilities expense and bad debt expense. Prior to the Dex Media IPO, general and administrative expense also included a $2.0 million aggregate annual advisory fee payable to the Sponsors. In connection with the Dex Media IPO, we made a lump sum payment of $10.0 million in aggregate to the Sponsors to terminate our obligation to pay such annual advisory fees. All our general and administrative expense is recognized in the period in which it is incurred.

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

The Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$149,319	$146,444
National directory services	25,889	25,765
Qwest advertising	2,243	4,452
Other revenue	3,744	4,128

Total revenue	181,195	180,789
Cost of revenue	53,681	55,370

Gross profit, excluding depreciation and amortization expense	$127,514	$125,419
Gross margin	70.4%	69.4%
General and administrative expense, including bad debt expense	$23,931	$24,400

Revenue
      Total revenue increased by $0.4 million, or 0.2%, to $181.2 million for the three months ended March 31, 2005 from $180.8 million for the three months ended March 31, 2004. The increase in total revenue is primarily due to an increase in local directory services revenue offset by decreases in other revenue relating to our direct marketing services product line.

      Local and national directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, the number of local advertisers’ disconnects and the number of new advertisers obtained during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Improvements in product mix and pricing are among the multiple factors that contributed to the change in local and national directory services revenue.
      Local directory services revenue increased $2.9 million, or 2.0%, to $149.3 million for the three months ended March 31, 2005 compared to $146.4 million for the three months ended March 31, 2004. Local directory services revenue accounted for 82.4% and 81.0% of revenue for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively.
      Revenue from national advertisers increased $0.1 million, or 0.5%, to $25.9 million for the three months ended March 31, 2005 compared to $25.8 million for the three months ended March 31, 2004. Revenue from national advertisers accounted for 14.3% of revenue for the three months ended March 31, 2005 and the three months ended March 31, 2004.
      Revenue from Qwest advertising decreased $2.2 million, or 49.6% to $2.2 million for the three months ended March 31, 2005 from $4.5 million for the three months ended March 31, 2004. The decrease in Qwest advertising revenue is a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us, which obligates Qwest to purchase $20.0 million collectively in advertising from us and Dex Media West. However, if any give year exceeds $20.0 million of advertising purchases, up to $5.0 million of the excess will be credited to the following year’s purchase commitments.
      Other revenue decreased by $0.4 million, or 9.3%, to $3.7 million for the three months ended March 31, 2005 from $4.1 million for the three months ended March 31, 2004. In the second half of 2004, we substantially reduced the number of products offered in our direct marketing product line which represented $0.5 million of the decline between periods.

Cost of revenue
      Cost of revenue recognized was $53.7 million for the three months ended March 31, 2005 compared to $55.4 million for the three months ended March 31, 2004. Cost of revenue recognized represented 29.6% and 30.6% of revenue for the three months ended March 31, 2005 and 2004, respectively.
      For the three months ended March 31, 2005 and 2004, we incurred costs subject to deferral and amortization of $44.8 million and $58.2 million, respectively. As described below, the decrease in incurred costs primarily resulted from six directories whose publication dates were shifted from the first quarter to the second quarter of 2005. This decrease was partially offset by costs incurred for one directory publication date that was shifted from December 2004 to the first quarter of 2005. Under the deferral and amortization method of accounting the resulting reduction in cost of revenue was less than 2% each of revenue and gross profit for the three months ended March 31, 2005.
      Employee costs remained relatively constant at $24.1 million for the three months ended March 31, 2005 compared to $24.3 million for the three months ended March 31, 2004.
      Direct costs of publishing incurred, which primarily include paper, printing and distribution, decreased $12.4 million, or 55.6%, to $9.9 million for the three months ended March 31, 2005 from $22.3 million for the three months ended March 31, 2004. The decrease is primarily a result of moving the publication date of directories from the first quarter to the second quarter.

      Contracting and professional fees incurred increased $2.1 million to $4.3 million for the three months ended March 31, 2005 from $2.2 million for the three months ended March 31, 2004. The increase is primarily due to on-going support related to our new production system, which we began to incur in the second quarter of 2004, and is substantially offset by decreased employee costs from planned workforce reductions related thereto.
      National commissions decreased $2.5 million, or 38.5%, to $4.0 million for the three months ended March 31, 2005 from $6.5 million for the three months ended March 31, 2004. The decrease is primarily a result of moving the publication of directories from the first quarter to the second quarter.
      Other cost of revenue incurred, which primarily includes systems expense, office and facilities expense and national commissions, was $2.5 million for the three months ended March 31, 2005 compared to $2.9 million for the three months ended March 31, 2004.

Gross profit
      Our gross profit was $127.5 million for the three months ended March 31, 2005 compared to $125.4 million for the three months ended March 31, 2004. Gross margin was 70.4% for the three months ended March 31, 2005 compared to 69.4% for the three months ended March 31, 2004.

General and administrative expense
      General and administrative expense, excluding depreciation and amortization, decreased $0.5 million, or 2.0%, to $23.9 million for the three months ended March 31, 2005 from $24.4 million for the three months ended March 31, 2004. The decrease was primarily due to decreases in employee costs and bad debt expense offset by increases in advertising expenses.
      Employee costs decreased $0.5 million, or 7.1%, to $6.5 million for the three months ended March 31, 2005 from $7.0 million for the three months ended March 31, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $4.0 million for the three months ended March 31, 2005 compared to $4.1 million for the three months ended March 31, 2004. Benefits remained constant at $2.2 million for each of the three months ended March 31, 2005 and 2004. Other employee costs decreased $0.4 million for the three months ended March 31, 2005 to $0.3 million from $0.7 million for the three months ended March 31, 2004. The decrease is primarily related to a reduction in accrued severance costs of $0.2 million in connection with planned workforce reductions.
      Advertising expense increased $0.8 million, or 22.9%, to $4.3 million for the three months ended March 31, 2005 from $3.5 million for the three months ended March 31, 2004. The increase was due to our response to competitive advertising and additional media advertisements and exclusivity arrangements designed to increase consumer awareness which may be obtained from our advertisers in exchange for our publication of their advertisements in our directories. Advertising expense as a percentage of revenue increased to 2.4% for the three months ended March 31, 2005 from 1.9% for the three months ended March 31, 2004.
      Contracting and professional fees remained relatively constant at $4.2 million for the three months ended March 31, 2005 compared to $4.0 million for the three months ended March 31, 2004. For the three months ended March 31, 2004, contracting and professional fees included $0.5 million of annual advisory fees paid to our Sponsors. This fee was terminated in conjunction with the Dex Media IPO and therefore was not incurred in the three months ended March 31, 2005. The decrease in the advisory fees was offset by an increase in on-going support costs related to our new production system which we began incurring in the second quarter of 2004.
      Bad debt expense decreased $1.0 million, or 15.6%, to $5.3 million for the three months ended March 31, 2005 from $6.3 million for the three months ended March 31, 2004. Bad debt expense as a percentage of total revenue was 2.9% for the three months ended March 31, 2005 compared to 3.5% for the three months ended March 31, 2004. The decrease in bad debt expense is primarily a result of improved and accelerated collection efforts related to local advertiser accounts.

      All other general and administrative expense was $3.6 million for each of the three months ended March 31, 2005 and 2004.

Amortization of intangibles
      For the three months ended March 31, 2005 and 2004 we recognized $38.4 million and $45.3 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense from the prior year was the result of a declining method used to amortize the value of the acquired accounts in proportion with their estimated retention lives.

Interest expense
      We recognized interest expense of $37.5 million and $50.3 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in interest expense is primarily a result of debt repayments including the redemption of $183.8 million on the senior subordinated debt paid in conjunction with the Dex Media IPO. Interest expense for the three months ended March 31, 2005 and 2004 includes $4.8 million and $10.7 million, respectively, of amortization of deferred financing costs.

Income taxes
      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of March 31, 2005 we have recorded $35.7 million of net deferred income tax assets, of which $20.1 million is the result of estimated net operating loss carryforwards of $47.8 million. As of December 31, 2004 we recorded $46.5 million of net deferred income tax assets of which $28.3 million is the result of estimated net operating loss carryforwards of $66.7 million, pending final tax filing, of which the net operating loss carryforwards do not begin to expire until 2022. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.
Material Trends, Known Facts and Uncertainties

Directory Services Revenue
      For the three months ended March 31, 2005, approximately 98% of our revenue came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROM. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.
      While we do not believe there has been any material change in our advertiser account renewal rate, we were unable to report our 2004 renewal rate due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts, thereby having an effect on our reported renewal rate. Further, we believe that our revenue per advertiser account has likely increased primarily as a result of the inherent value in our products resulting in a continued ability to increase prices.

Segmented Pricing
      We are beginning to institute a more sophisticated segmented pricing strategy, which prices advertisements by heading category. We believe that implementing this strategy will improve advertiser retention ultimately improving revenue growth as we better align our pricing with our customers’ perception of value.

Competition
      The U.S. directory advertising industry continues to be very competitive. There are a number of independent directory publishers and publishers affiliated with local exchange carriers with which we compete in one or more of the Dex East States. On average, there are two to three competing directories (including

Dex) in each of our local markets. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates. The effect of competition and the current economic cycle on our revenue, excluding the effects of purchase accounting, can be seen in the decreasing revenue growth trend, on a combined revenue basis, of 3.5%, 3.4% and 1.3% in 2002, 2003 and 2004, respectively.
      Through our Internet-based directory, DexOnline.com, we compete with these publishers and with other Internet sites providing search and classified directory information. In addition, we compete against other forms of media, including newspapers, radio, television, the Internet, billboards and direct mail for business advertising.

Internet
      We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory, DexOnline.com, which was the number one rated Internet Yellow Page site during 2004 in the Dex States as reported by comScore. Additionally, the full roll-out of our Search Engine Marketing (“SEM”) product, Dex Web Clickstm, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices
      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. and Norske Skog Canada (USA), Inc. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, beginning in the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This may ultimately result in upward pressure on our paper prices.

New Accounting Standards
      On March 29, 2005, the SEC released SAB No. 107. SAB No. 107 provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. The SAB provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the number of stock options outstanding as of March 31, 2005, the Company has determined that the adoption of SAB 107 will not have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. This means, for example, that the financial statements for a calendar year-end company do not need to comply with SFAS No. 123R until the interim financial statements for the first quarter of 2006 are filed with the SEC. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

Cautionary Note Regarding Forward-Looking Statements
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
      We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted pursuant to General Instructions H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures
      Dex Media East maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media East’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
      During the quarter ended March 31, 2005, there was no change in Dex Media East’s internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, Dex Media East’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Omitted pursuant to General Instructions H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities
      Omitted pursuant to General Instructions H(2)(b) of Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders
      Omitted pursuant to General Instructions H(2)(b) of Form 10-Q.

Item 5.	Other Information
      None.

Item 6.	Exhibits

Exhibit 10.1	Senior Executive Incentive Bonus Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated February 17, 2005).
Exhibit 10.2	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 3, 2005).
Exhibit 10.3*	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and its subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Dex Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
Exhibit 31.1	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Dex Media East LLC

By:	/s/ Robert M. Neumeister, Jr.

Robert M. Neumeister, Jr.
Executive Vice President
and Chief Financial Officer
Date: May 6, 2005

EXHIBIT INDEX

Exhibits	Description

Exhibit 10.1	Senior Executive Incentive Bonus Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated February 17, 2005).
Exhibit 10.2	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 3, 2005).
Exhibit 10.3*	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and its subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Dex Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
Exhibit 31.1	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.