Form 10-Q
period 2005-06-30
DEX MEDIA EAST LLC
filed 2005-08-08
CIK 1212113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-102395
Dex Media East LLC
(Exact name of registrant as specified in its charter)

Delaware	42-1554575
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	As of	As of
	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	54,480	56,123
Deferred directory costs	140,563	135,417
Current deferred income taxes	23,099	8,189
Other current assets	5,775	5,181

Total current assets	223,917	204,910
Property, plant and equipment, net	52,828	50,750
Goodwill	890,731	890,731
Intangible assets, net	1,286,833	1,363,673
Deferred income taxes	5,500	38,297
Deferred financing costs	43,547	50,924
Other assets	1,052	1,180

Total Assets	$2,504,408	$2,600,465

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$32,985	$38,997
Amounts due to affiliate	8,591	6,311
Deferred revenue and customer deposits	99,842	96,587
Accrued interest payable	13,744	14,463
Current portion of long-term debt	155,525	105,232
Other accrued liabilities	4,847	10,134

Total current liabilities	315,534	271,724
Long-term debt	1,504,592	1,655,302
Amounts due to affiliate related to post-retirement obligations	41,013	38,843
Other liabilities	1,465	1,028

Total Liabilities	1,862,604	1,966,897

Commitments and contingencies (Note 10)
Owner’s interest	686,242	705,906
Accumulated deficit	(44,385)	(71,550)
Accumulated other comprehensive loss	(53)	(788)

Total Owner’s Equity	641,804	633,568

Total Liabilities and Owner’s Equity	$2,504,408	$2,600,465

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue	$178,202	$179,809	$359,397	$360,598
Operating expenses:
Cost of revenue	54,091	55,281	107,773	110,651
General and administrative expense	20,416	18,375	39,018	36,464
Bad debt expense	6,607	5,021	11,936	11,332
Depreciation and amortization expense	2,916	3,138	5,677	5,629
Amortization of intangibles	38,420	45,281	76,840	90,563

Total operating expenses	122,450	127,096	241,244	254,639

Operating income	55,752	52,713	118,153	105,959
Other (income) expense:
Interest income	(338)	(208)	(473)	(318)
Interest expense	36,870	44,264	74,342	94,548
Other (income) expense, net	(394)	10	(304)	43

Income before income taxes	19,614	8,647	44,588	11,686
Income tax provision	7,665	3,480	17,423	4,697

Net income	$11,949	$5,167	$27,165	$6,989

See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Operating activities:
Net income	$27,165	$6,989
Adjustments to net income:
Bad debt expense	11,936	11,332
Depreciation and amortization expense	5,677	5,629
Amortization of intangibles	76,840	90,563
Amortization of deferred financing costs	9,031	15,669
Stock-based compensation expense	399	137
Loss on disposition of assets	85	—
Deferred tax provision	17,423	4,697
Changes in operating assets and liabilities:
Accounts receivable	(10,293)	4,413
Deferred directory costs	(5,146)	(5,329)
Other current assets	(594)	407
Other long-term assets	401	424
Accounts payable and other liabilities	(10,750)	(22,355)
Accrued interest	(719)	(4,002)
Deferred revenue and customer deposits	3,255	(476)
Amounts due to affiliates	2,280	27,317
Other long-term liabilities	814	(3,317)
Amounts due to affiliate related to post-retirement benefits	2,170	2,578

Cash provided by operating activities	129,974	134,676

Investing activities:
Expenditures for property, plant and equipment	(2,376)	(5,977)
Capitalized software development costs	(5,464)	(12,451)

Cash used for investing activities	(7,840)	(18,428)

Financing activities:
Proceeds from borrowings on revolving credit facility	79,000	8,000
Repayments of borrowings on revolving credit facility	(26,000)	(5,000)
Repayments on long-term debt	(153,417)	(114,000)
Payment of financing costs	(1,654)	(941)
Distribution to owner	(20,063)	(7,065)

Cash used for financing activities	(122,134)	(119,006)

Cash and cash equivalents:
Decrease	—	(2,758)
Beginning balance	—	2,758

Ending balance	$—	$—

Supplemental cash flow disclosures:
Interest paid	$66,034	$82,815
See accompanying notes to condensed consolidated financial statements.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business

(a)	The Company
      Dex Media East LLC (“Dex Media East” or the “Company”) is a subsidiary of Dex Media East, Inc. and an indirect wholly-owned subsidiary of Dex Media, Inc. (“Dex Media”). Dex Media East is the exclusive official directory publisher for Qwest Corporation, the local exchange carrier of Qwest Communications International, Inc. (“Qwest”) in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”).
      Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms: The Carlyle Group and Welsh, Carson, Anderson & Stowe (“WCAS”) (collectively, the “Sponsors”).
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
      The Company is the largest telephone directory publisher of white and yellow pages directories to businesses and residents in the Dex East States. The Company provides directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the Dex East States through third-party vendors. The Company operates as a single segment.

(c)	Dex Media Initial Public Offering
      Effective July 21, 2004, Dex Media consummated its initial public offering of common stock (the “Dex Media IPO”). Immediately prior to the Dex Media IPO, Dex Media effected a 10-for-1 split of all authorized shares of common stock. Part of the proceeds related to the Dex Media IPO were used to redeem $183.8 million of the Company’s senior subordinated notes on August 26, 2004 at a redemption price of 112.125% along with the accrued and unpaid interest. In connection with the Dex Media IPO, the Company paid $5.0 million to each of the Sponsors to eliminate the $2.0 million annual advisory fee payable under its management consulting agreements.

2.	Basis of Presentation

(a)	General
      The accompanying condensed consolidated interim financial statements are unaudited. In compliance with the instructions of the Securities and Exchange Commission (“SEC”) for interim financial statements, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In management’s opinion, the condensed consolidated financial statements reflect all adjustments (which consist of normal recurring adjustments) necessary to fairly present the condensed consolidated statements of financial position as of June 30, 2005 and December 31, 2004, the condensed consolidated statements of

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations for the three months and six months ended June 30, 2005 and 2004 and condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004.
      These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 and for the periods from November 9 to December 31, 2002 and from January 1 to November 8, 2002 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. The condensed consolidated statements of operations for the six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

(b)	Reclassifications
      Certain prior period amounts have been reclassified to conform to the 2005 presentation.

3.	Summary of Significant Accounting Policies

(a)	Principles of consolidation
      The condensed consolidated financial statements of the company include the results of operations, financial position and cash flows of Dex Media East and its two wholly-owned subsidiaries, Dex Media East Finance Co. and Dex Media International Inc. All intercompany balances and transactions have been eliminated in the consolidation.

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
      The sale of advertising in printed directories published by the Company is its primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery.
      The Company publishes white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives. During the three months and six months ended June 30, 2005, the Company published 63 and 94 directories, respectively. During the three months and six months ended June 30, 2004, the Company published 59 and 92 directories, respectively.
      The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions where the Company’s products and services are promoted by a third party and, in exchange, the Company carries that party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are classified in the condensed consolidated statements of operations consistently with similar items sold or purchased for cash. Such transactions were not significant to the Company’s operations for the three months and six months ended June 30, 2005 and 2004.

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
      The Company accounts for cost of revenue under the deferral and amortization method of accounting. Accordingly, the Company’s cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which are amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which are amortized and recognized in that period and the balance of which are deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in the given period. Such difference may be significant.
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
      The Company accounts for the Stock Option Plan of Dex Media, Inc., and the Dex Media, Inc. 2004 Incentive Award Plan, as more fully discussed in Note 8, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Had the Company accounted for employee stock option grants under the minimum value method for options issued prior to Dex Media becoming a publicly traded company and the fair value method after Dex Media became a publicly traded company, both of which are prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the pro forma results

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Company for the three months and six months ended June 30, 2005 and 2004 would have been as follows (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net Income
As reported	$11,949	$5,167	$27,165	$6,989
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	124	75	244	84
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(192)	(129)	(385)	(186)

Pro forma	$11,881	$5,113	$27,024	$6,887

(f)	Income tax provision
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
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting bases of assets and liabilities and their tax bases at each year end. Deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for future income tax rate changes in the year the changes are enacted. Deferred tax assets are recognized for operating loss and tax credit carryforwards if management believes, based upon existing evidence, that it is more likely than not that the carryforwards will be utilized. All deferred tax assets are reviewed for realizability and valuation allowances are recorded if it is more likely than not that the deferred tax assets will not be realized. No valuation allowance has been established against deferred tax assets as of June 30, 2005 or December 31, 2004.

(g)	New accounting standards
      On March 29, 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment”. SAB No. 107 provides an interpretation of SFAS No. 123R, “Share-based payment” and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the options outstanding

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2005, the Company has determined that the adoption of SAB No. 107 will not have a material impact on the Company’s results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their first fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
      During May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

4.	Goodwill and Intangible Assets
      During the six months ended June 30, 2005 goodwill was not impaired or otherwise adjusted.
      The gross carrying amount and accumulated amortization of identifiable intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of June 30, 2005

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$897,000	$(369,703)	$527,297	20 years	(1)
Customer relationships — national	241,000	(77,839)	163,161	25 years	(1)
Non-compete/publishing agreements	251,000	(16,610)	234,390	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(35,970)	32,030	5 years
Advertising agreement	23,000	(4,045)	18,955	15 years

Totals	$1,791,000	$(504,167)	$1,286,833

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2004

	Gross
	Carrying	Accumulated	Net Book
Intangible Assets	Value	Amortization	Value	Life

Customer relationships — local	$897,000	$(315,787)	$581,213	20 years	(1)
Customer relationships — national	241,000	(65,620)	175,380	25 years	(1)
Non-compete/publishing agreements	251,000	(13,470)	237,530	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(29,170)	38,830	5 years
Advertising agreement	23,000	(3,280)	19,720	15 years

Totals	$1,791,000	$(427,327)	$1,363,673

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.

5.	Long-Term Debt
      Long-term debt is comprised of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2005	2004

Notes Payable to Banks: (equal right of payment)
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offer Rates (“LIBOR”) plus the current applicable interest spread of 1.25% (weighted average interest rate of 4.58% at June 30, 2005)	$364,369	$474,654
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus the current applicable interest spread of 1.75% (weighted average interest rate of 4.98% at June 30, 2005)	451,498	494,630
Revolving loan bearing interest at Alternative Base Rate (“ABR”) plus the current applicable spread of 0.25% and at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average interest rate of 4.64% at June 30, 2005)	53,000	—
Unsecured Notes Payable: (in descending order of right of payment)
Unsecured senior notes, due November 2009, bearing interest at 9.875%	450,000	450,000
Unsecured senior subordinated notes, due November 2012, bearing interest at 12.125%	341,250	341,250

	1,660,117	1,760,534
Less: current portion of long-term debt	(155,525)	(105,232)

	$1,504,592	$1,655,302

      As of June 30, 2005, there were $53.0 million of borrowings under the revolving loan (with an additional approximate $1 million committed under a standby letter of credit). The Company paid interest and fees for the revolving loan, interest rate swaps, senior notes and senior subordinated notes of $65.4 million and $81.8 million during the six months ended June 30, 2005 and 2004, respectively.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Derivative Instruments and Hedging Activities
      As of June 30, 2005, the Company has two interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its term loans. The interest rate swap agreements have an aggregate notional amount of $125.0 million, applicable fixed rates ranging from 3.638% to 4.085% and expire in November 2007 and May 2008.
      Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, term loan obligations are reported in accumulated other comprehensive income, net of tax (“AOCI”). These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest payments affect earnings. During the three months ended June 30, 2005 and 2004, the Company reclassified hedging losses of $0.3 million and $1.8 million, respectively, into earnings. During the six months ended June 30, 2005 and 2004, the Company reclassified $0.9 million and $3.6 million of hedging losses into earnings, respectively. For the three months and six months ended June 30, 2005, the Company had $0.8 million of unrealized losses, net of tax, and $0.7 million of unrealized gains, net of tax, included in other comprehensive income, respectively. For the three months and six months ended June 30, 2004, the Company had $4.3 million and $3.0 million of unrealized gains, net of tax, included in other comprehensive income, respectively. As of June 30, 2005 and December 31, 2004, the Company had $0.1 million and $0.8 million of unrealized losses, net of tax, respectively, included in AOCI.
      As of June 30, 2005, less than $0.1 million of deferred losses, net of tax, on derivative instruments recorded in AOCI are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings.
      During November 2002, the Company entered into an interest rate cap agreement. The Company has not designated the interest rate cap as a hedging instrument and therefore reports all gains and losses in the change in fair value of the interest rate cap directly in earnings. No losses were reported in earnings for the three months ended June 30, 2005 and losses of less than $0.1 million were reported for the three months ended June 30, 2004. No losses were reported in earnings for the six months ended June 30, 2005 and losses of less than $0.1 million were reported in earning for the six months ended June 30, 2004. The interest rate cap had a notional amount of $200.0 million and expired in May 2005.
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

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three months and six months ended June 30, 2005 and 2004 comprehensive income included the following components (in thousands):

	Three Months		Six Months
	Ended		Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net income	$11,949	$5,167	$27,165	$6,989
Changes in fair value of derivatives, net of tax	(845)	4,279	735	3,008

Comprehensive income	$11,104	$9,446	$27,900	$9,997

8.	Stock-Based Awards
      On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”), which permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. In May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-base awards and other stock-based awards. Effective with the adoption of the 2004 Plan, Dex Media discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. As of June 30, 2005, 6,100,386 shares of Dex Media common stock were available for grant under the 2004 Plan and 2002 Plan, with 67,500 shares of restricted stock issued pursuant to restricted stock agreements. As of December 31, 2004, the maximum number of shares of Dex Media common stock available for grant under the 2004 Plan and 2002 Plan was 6,251,650, with 25,000 shares of restricted stock issued pursuant to restricted stock agreements.
      Dex Media’s Compensation Committee determines the exercise price for each option awarded. Outstanding options issued pursuant to the 2002 Plan vest in two segments. Subject to the optionee’s continued employment with the Company: (i) 25% of the options granted will vest in equal annual installments of 5% each on each December 31 beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after and (ii) 75% of the options granted will vest in full on the eighth anniversary of the grant date; however, an installment equal to 15% of the options granted shall become vested following each of the fiscal years beginning in the year of grant or the following year, depending upon when during the calendar year the options are granted, and ending five years after if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets are met with respect to each year. Options outstanding issued pursuant to the 2004 Plan vest in equal annual installments over four years.

9.	Pension and Other-Post Retirement Benefits

(a)	General description
      Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted an other post-retirement benefit plan providing retiree healthcare. Dex Media has filed for a determination letter with the IRS for its pension plan. The pension plan is a noncontributory defined benefit plan covering substantially all management and occupational employees of the Company. The other post-retirement benefit plan provides healthcare and life insurance for certain retirees.
      Pension costs and other post-retirement benefit costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for the three months ended June 30, 2005 and 2004. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

(b)	Components of net periodic benefit cost
      The components of net periodic benefit cost for the Company are as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$865	$232	$1,254	$282
Interest cost	1,405	409	1,387	386
Expected return on plan assets	(1,930)	—	(1,916)	—
Amortization of prior service costs	(49)	(84)	—	(43)
Amortization of net (gain) loss	—	3	—	—

Net periodic benefit cost	$291	$560	$725	$625

	Six Months Ended		Six Months Ended
	June 30, 2005		June, 2004

	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits

Service cost	$2,209	$511	$2,508	$564
Interest cost	2,792	838	2,774	772
Expected return on plan assets	(3,903)	—	(3,832)	—
Amortization of prior service costs	(49)	(127)	—	(86)
Amortization of net (gain) loss	—	3	—	—

Net periodic benefit cost	$1,049	$1,225	$1,450	$1,250

      Dex Media does not expect to make any contributions to its pension plan in 2005.
      As a result of employee terminations, Dex Media expects that lump sum settlement payments of pension liabilities will exceed pension service and interest costs during the three months ended September 30, 2005. Dex Media expects to record a settlement as defined in SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The result of this settlement accounting will be to record a portion of the company’s unrecognized actuarial gain or loss to income. The Company can not estimate that gain or loss at this time.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act provides for a federal subsidy to be paid to employers beginning in 2006 if an employer provides alternative prescription drug coverage for Medicare eligible retirees where that alternative coverage is at least actuarially equivalent to the standard coverage provided under the Medicare Act. Final regulations regarding the calculation of actuarial equivalence were issued on January 21, 2005 and it was subsequently determined that the plan’s prescription drug benefit for certain occupational (union) employees is projected to satisfy the requirements to receive the federal subsidy for approximately eight years beginning in 2006. The expected savings was not included in the 2004 financial results, but is expected to be reflected in the net periodic benefit cost for 2005 and later years.

DEX MEDIA EAST LLC
AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF DEX MEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with FASB Staff Position No. 106-2, “Accounting for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the reduction in plan liability was recognized as an actuarial gain as of January 1, 2005. This reduced the plan’s liability by approximately $0.1 million as of January 1, 2005. The impact of the subsidy on the total 2005 net periodic benefit cost was immaterial. In addition, the amount of federal subsidies projected to be received by us for the periods 2006 through 2013 are also expected to be immaterial.

10.	Commitments and Contingencies
      The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

11.	Related Party Transactions
      Upon consummation of the acquisition of Dex West, all Dex West employees became employees of Dex Media East. Effective January 1, 2004, all employees of Dex Media East were transferred to Dex Media Service LLC (“Service Co.”). As such, all employee-related liabilities, including pension and other post-retirement obligations, are included in Service Co.’s liabilities, with an offsetting asset recorded as an affiliate receivable. Dex Media East is charged and carries an affiliate payable for the portion of the liability associated with employees providing services to Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, costs related to Service Co. employees providing services entirely for Dex Media East are allocated 100% to Dex Media East. Shared employee costs are allocated and charged to Dex Media East based upon Dex Media East’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly.
      In connection with the Acquisition, the Company entered into a management consulting agreement with each of the Sponsors. Each agreement allows the Company access to the Sponsors’ expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of the Sponsors received a one-time transaction fee for structuring the transactions related to the Acquisition of $15.0 million. In addition, each of the Sponsors received an annual advisory fee of $1.0 million for advisory, consulting and other services. The annual advisory fee payable to the Sponsors was terminated after the Company and Dex Media West each paid a one time termination fee of $5.0 million to each of the two Sponsors, for an aggregate of $10.0 million, in conjunction with the Dex Media IPO. The Sponsors maintain the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, financing or similar transaction in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $0.5 million and $1.0 million in annual advisory fees for the three months and six months ended June 30, 2004, respectively.
      During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of the Company’s core production platform. This project was designed to upgrade the Company’s existing software system to enhance its functionality. WCAS, one of the Sponsors, was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder of Amdocs during 2004. For the six months ended June 30, 2005 and 2004, Dex Media paid Amdocs $17.8 million and $30.5 million, respectively, under this agreement and for other related on-going support.

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
      We are the largest directory publisher in the Dex East States and, collectively with Dex Media West, are the fourth largest directory publisher in the U.S. During the six months ended June 30, 2005 and 2004, we published 94 and 92 directories, respectively, and printed approximately 10.8 million and 9.6 million copies, respectively, of these directories for distribution to virtually all business and residential consumers throughout the Dex East States. In addition, our Internet-based directory, DexOnline.comtm, which is bundled with our print product to provide web-based access to our directories, further extends the distribution of our advertisers’ content. DexOnline.com includes approximately 21 million business listings and 129 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.
      We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based and CD-ROM directories. The majority of our advertising customers are small and medium-sized local businesses and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage compared with most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.
      For the six months ended June 30, 2005, we generated approximately 97% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 3% of our total revenue. For the six months ended June 30, 2005 and 2004, we generated $359.4 million and $360.6 million in total revenue, respectively. See “Results of Operations” in this Item 2.

Background
      The following discussion and analysis of our financial condition and results of operations covers the six months ended June 30, 2005 and 2004.
      The non-historical statements in this Item 2, including statements regarding industry outlook and our expectations regarding the future performance of our business, are forward-looking statements. Such forward-looking statements are subject to numerous risks and uncertainties, and our results may differ materially from those contained in any such forward-looking statements. See “Disclosure Regarding Forward-Looking Statements” in this Item 2.

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

Revenue
      We derive virtually all our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers, as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new printed directories. Revenue recognized on sales under our Advertising Commitment Agreement with Qwest consists primarily of directory services revenue.
      We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions whereby our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with EITF Issue No. 99-17. Revenue and expense related to such transactions are included in the condensed consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the six months ended June 30, 2005 and 2004 represented approximately 1% of total revenue in each period and is expected to continue at this level for the foreseeable future. The revenue and related expense have no impact on net income or cash flow over the life of the bartered advertisement.
      In certain cases, we enter into agreements with accounts that involve the delivery of more than one product or service. We allocate revenue for such arrangements in accordance with EITF Issue No. 00-21.

Cost of Revenue
      We account for cost of revenue under the deferral and amortization method of accounting. Accordingly, our cost of revenue recognized in a reporting period consists of: (i) costs incurred in that period and recognized in that period, principally sales salaries and wages; (ii) costs incurred in a prior period, a portion of which are amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which are amortized and recognized in that period and the balance of which are deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the costs incurred in that period. Such differences may be significant.
      Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre- press production, as well as employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives, which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

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

Items Affecting Comparability Between Periods
      Prior to the Dex Media IPO, we paid an annual management fee of $2.0 million to the Sponsors. In connection with the Dex Media IPO, we made a lump sum payment of $10.0 million in aggregate to the Sponsors to terminate our obligation to pay such annual advisory fees. For the six months ended June 30, 2004, the Company incurred $1.0 million of advisory fees.

The Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004.

	Six Months Ended

	June 30,	June 31,
	2005	2004

	(Dollars in thousands)
Revenue:
Local directory services	$294,085	$292,748
National directory services	51,683	51,392
Qwest advertising	4,578	8,450
Other revenue	9,051	8,008

Total revenue	359,397	360,598
Cost of revenue	107,773	110,651

Gross profit, excluding depreciation and amortization expense	$251,624	$249,947
Gross margin	70.0%	69.3%
General and administrative expense, including bad debt expense	$50,954	$47,796

Revenue
      Total revenue decreased $1.2 million, or 0.3%, to $359.4 million for the six months ended June 30, 2005 from $360.6 million for the six months ended June 30, 2004. The decrease in total revenue was primarily due to a decrease in Qwest advertising revenue, and was partially offset by an increase in local directory services revenue and other revenue relating to our Internet product line.

      Local and national directory services revenue is affected by a variety of volume and pricing factors. Volume related factors include quantity of advertisements sold, the change in mix of advertisements among our product families, the proportion of advertisements sold with premium features, the volume of promotional services obtained from our advertisers in exchange for our publication of their advertisements in our directories, the number of local advertisers’ disconnects and the number of new advertisers obtained during a period. Pricing factors include price increases related to our standard rates that may be made from time to time in varying markets for varying categories, and are offset by discount programs that may be initiated in local markets for certain advertiser headings. Such factors generally affect the dollar volume of orders initiated in a period which are recognized as revenue over the life of a given directory, beginning in the month of delivery. Fluctuations in product mix and pricing are among the multiple factors that contributed to the change in local and national directory services revenue.
      Local directory services revenue increased $1.3 million, or 0.5%, to $294.1 million for the six months ended June 30, 2005 compared to $292.7 million for the six months ended June, 2004. Local directory services revenue accounted for 81.8% and 81.2% of revenue for the six months ended June 30, 2005 and the six months ended June 30, 2004, respectively.
      Revenue from national advertisers increased $0.3 million, or 0.6%, to $51.7 million for the six months ended June 30, 2005 compared to $51.4 million for the six months ended June 30, 2004. Revenue from national advertisers accounted for 14.4% of revenue for the six months ended June 30, 2005 and 14.3% for the six months ended June 30, 2004.
      Revenue from Qwest advertising decreased $3.9 million, or 45.8% to $4.6 million for the six months ended June 30, 2005 from $8.5 million for the six months ended June 30, 2004. This decrease in Qwest advertising revenue was a result of the timing of Qwest’s purchases under its Advertising Commitment Agreement with us. Under the Advertising Commitment Agreement, Qwest is obligated to purchase $20.0 million collectively in advertising from us and Dex Media West. However, if in any given year Qwest exceeds $20.0 million of advertising purchases, up to $5.0 million of the excess will be credited to the following year’s purchase commitments. As a result of purchases in excess of the $20.0 million for the year ended December 31, 2003, Qwest purchased less than $20.0 million of Dex advertising in 2004, of which a portion is deferred and recognized over the life of the related directory in 2005.
      Other revenue increased $1.0 million, or 13.0%, to $9.1 million for the six months ended June 30, 2005 from $8.0 million for the six months ended June 30, 2004. This increase in other revenue was primarily due to an increase in Internet revenue, and was partially offset by a decrease in direct marketing revenue.

Cost of revenue
      Cost of revenue recognized was $107.8 million for the six months ended June 30, 2005 compared to $110.7 million for the six months ended June 30, 2004. Cost of revenue recognized represented 30.0% and 30.7% of revenue for the six months ended June 30, 2005 and 2004, respectively. The cost of revenue recognized does not include any depreciation and amortization expense.
      For the six months ended June 30, 2005 and 2004, we incurred costs subject to deferral and amortization of $109.8 million and $111.5 million, respectively. As described below, the decrease in incurred costs primarily resulted from decreased employee costs and direct costs of publishing.
      Employee costs incurred decreased $2.5 million, or 5.1%, to $46.5 million for the six months ended June 30, 2005 compared to $49.0 million for the six months ended June 30, 2004. This decrease primarily resulted from a reduction in the number of employees, which related primarily to planned workforce reductions.
      Direct publishing costs incurred, which primarily include paper, printing and distribution, decreased $3.2 million, or 8.1%, to $36.2 million for the six months ended June 30, 2005 from $39.4 million for the six months ended June 30, 2004. The decrease was primarily a result of declining printing costs in 2005 due to the implementation of a new printing agreement with one of the two outside providers of printing service.

      Contracting and professional fees incurred increased $3.8 million, or 77.6%, to $8.7 million for the six months ended June 30, 2005 from $4.9 million for the six months ended June 30, 2004. This increase was primarily due to costs related to supporting our new production system, which we began to incur in the second quarter of 2004.
      National commissions incurred increased $1.3 million, or 11.5%, to $12.6 million for the six months ended June 30, 2005 from $11.3 million for the six months ended June 30, 2004. The increase was primarily a result of moving the publication of six directories from the first quarter of 2005 to the second quarter of 2005, and was partially offset by a decrease as a result of moving the publication date of two directories from the second quarter of 2005 to the first quarter of 2005.
      Other cost of revenue incurred, which primarily includes systems expense and office and facilities expense, was $5.8 million for the six months ended June 30, 2005 compared to $6.9 million for the six months ended June 30, 2004.

Gross profit
      Our gross profit was $251.6 million for the six months ended June 30, 2005 compared to $249.9 million for the six months ended June 30, 2004. Gross margin was 70.0% for the six months ended June 30, 2005 compared to 69.3% for the six months ended June 30, 2004.

General and administrative expense
      General and administrative expense, including bad debt expense, increased $3.2 million, or 6.7%, to $51.0 million for the six months ended June 30, 2005 from $47.8 million for the six months ended June 30, 2004. The increase was primarily due to increases in employee costs contracting and professional fees, advertising and bad debt expense offset by decreases in other general and administrative expenses.
      Employee costs increased $1.1 million, or 8.5%, to $14.1 million for the six months ended June 30, 2005 from $13.0 million for the six months ended June 30, 2004. Employee costs include salaries and wages, benefits and other employee costs. Salaries and wages were $7.8 million for the six months ended June 30, 2005 compared to $8.0 million for the six months ended June 30, 2004. Benefits were $3.8 million for the six months ended June 30, 2005 compared to $4.1 million for the six months ended June 30, 2004. Other employee costs increased $1.6 million for the six months ended June 30, 2005 to $2.5 million from $0.9 million for the six months ended June 30, 2004. This increase was primarily related to recognition of net accrued severance costs of $1.8 million in connection with planned workforce reductions during the three months ended June 30, 2005.
      Advertising expense increased $1.0 million, or 12.8%, to $8.8 million for the six months ended June 30, 2005 from $7.8 million for the six months ended June 30, 2004. Advertising expense as a percentage of revenue increased to 2.4% for the six months ended June 30, 2005 from 2.2% for the six months ended June 30, 2004.
      Contracting and professional fees increased $0.7 million, or 8.4%, to $9.0 million for the six months ended June 30, 2005 from $8.3 million for the six months ended June 30, 2004. For the six months ended June 30, 2004, contracting and professional fees included $1.0 million of annual advisory fees paid to our Sponsors. This fee was terminated in conjunction with the Dex Media IPO and therefore was not incurred in the six months ended June 30, 2005. The decrease in such advisory fees was offset by an increase in on-going support costs related to our new production system, which we began incurring in the second quarter of 2004.
      Bad debt expense increased $0.6 million, or 5.3%, to $11.9 million for the six months ended June 30, 2005 from $11.3 million for the six months ended June 30, 2004. Bad debt expense as a percentage of total revenue was 3.3% for the six months ended June 30, 2005 compared to 3.1% for the six months ended June 30, 2004.
      All other general and administrative expense was $7.2 million for the six months ended June 30, 2005 compared to $7.4 million for the six months ended June 30, 2004.

Amortization of intangibles
      For the six months ended June 30, 2005 and 2004 we recognized $76.8 million and $90.6 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization expense from the prior year was the result of a declining method used to amortize the value of the acquired customer accounts in proportion with their estimated retention lives.

Interest expense
      Interest expense was $74.3 million and $94.5 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in interest expense was primarily a result of debt repayments including the redemption of $183.8 million on the senior subordinated debt paid in conjunction with the Dex Media IPO. Interest expense for the six months ended June 30, 2005 and 2004 included $9.0 million and $15.7 million, respectively, of amortization of deferred financing costs.

Income taxes
      SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of June 30, 2005 we have recorded $28.6 million of net deferred income tax assets, of which $15.1 million relates to estimated net operating loss carryforwards of $38.5 million. As of December 31, 2004 we recorded $46.5 million of net deferred income tax assets, of which $28.3 million resulted from estimated net operating loss carryforwards of $66.7 million, pending the filing of the 2004 income tax return. The net operating loss carryforwards do not begin to expire until 2022. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.
Material Trends, Known Facts and Uncertainties

Directory Services Revenue
      For the six months ended June 30, 2005, approximately 97% of our revenue came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROMs. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume and/or rates.
      While we do not believe there has been any material change in our advertiser account renewal rate, we were unable to report our renewal rate in 2004 or to date in 2005 due to our conversion to the Amdocs software system. The Amdocs conversion has resulted in certain of our customer account categories being reclassified, which may result in a change in how we report our total number of customer accounts, thereby having an effect on our reported renewal rate. Further, we believe that our revenue per advertiser account has likely increased primarily as a result of the inherent value in our products resulting in a continued ability to increase prices.

Segmented Pricing
      We are continuing to implement a more sophisticated segmented pricing strategy, which prices advertisements by heading category. We believe that implementing this strategy will improve advertiser retention ultimately improving revenue growth as we better align our pricing with our customers’ perception of value.

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

Internet
      We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset by an increase in usage of our Internet-based directory, DexOnline.com, which was the number one rated Internet Yellow Page local search site during 2004 and in the first quarter of 2005 in the Dex States as reported by comScore. Additionally, the full roll-out of our Search Engine Marketing (“SEM”) product, Dex Web Clickstm, will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver our SEM product, our business could be negatively impacted.

Paper Prices
      Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon Paper Industries USA, Co., Ltd. and Norske Skog Canada (USA), Inc. Prices under the two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. After recent favorable trends, beginning in the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure, however, will be moderated due to the fact that prices under both our paper agreements are subject to certain price escalation limits.

New Accounting Standards
      On March 29, 2005, the SEC released SAB No. 107, which provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. Based upon the number of stock options outstanding as of June 30, 2005, the Company has determined that the adoption of SAB No. 107 will not have a material impact on its results of operations.
      On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule requires companies to implement SFAS No. 123R at the beginning of their next fiscal year beginning on or after June 15, 2005, instead of the first reporting period that begins after June 15, 2005. As a result, the financial statements of the Company must comply with SFAS No. 123R beginning with the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.
      During May 2005, the FASB issued SFAS No. 154. This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.
Cautionary Note Regarding Forward-Looking Statements
      This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks and uncertainties are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004 and include, but are not limited to: (i) our substantial indebtedness, which could impair our ability to operate our business; (ii) the terms of our subsidiaries’ credit facilities and indentures, which may restrict our access to cash flow and our ability to pursue our business strategies; (iii) increased competitive pressure from other directory publishers or media companies; (iv) the loss of any of our key agreements with Qwest; (v) declining usage of printed yellow page directories; (vi) our inability to renew customer advertising contracts; (vii) risks related to the start-up of new print or Internet directories and media services; (viii) our practice of extending credit to small and medium-sized businesses; (ix) our dependence on third-party providers of printing, distribution and delivery services; (x) the impact of fluctuations in the price or availability of paper; (xi) our failure to successfully convert to the Amdocs software system; (xii) the impact of turnover among sales representatives or the loss of key personnel; (xiii) the occurrence of work stoppages; and (xiv) general economic, market or business conditions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. These statements are only predictions.
      In particular, forward-looking statements include, but are not limited to, statements made under the heading “Management’s Narrative Analysis of Results of Operations” relating to our strategies, revenue and cost trends, gross margins, cost savings benefits, industry and competitive forces, our segmented pricing strategy, usage of DexOnline.com and Dex Web Clicks and the impact on the Company of recent accounting pronouncements.
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
      Dex Media East maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media East’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
      During the three months ended June 30, 2005, there was no change in Dex Media East’s internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, Dex Media East’s internal controls over financial reporting.
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
      On June 16, 2005, Dex Media East amended its Credit Agreement, as amended and restated, to, among other things: (i) permit Dex Media East to engage in accounts receivable securitization transactions not exceeding $168.0 million in the aggregate at any time; (ii) increase the restricted payment basket for cash dividends by the Company from $29.4 million to $42.0 million annually; and (iii) reduce the applicable margins for Tranche A term loans and revolving loans made under such Credit Agreement.

Item 6.	Exhibits

Exhibits	Description

Exhibit 10.1	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.2	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.3	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.4	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).
Exhibit 10.5	Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

Exhibit 31.1	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURE
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

DEX MEDIA EAST LLC

By:	/s/ ROBERT M. NEUMEISTER, JR.

Robert M. Neumeister, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: August 8, 2005

EXHIBIT INDEX

Exhibits	Description

Exhibit 10.1	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.2	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.3	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.4	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated May 17, 2005).

Exhibit 10.5	Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of July 27, 2004, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust Company Americas, as co-syndication agents.

Exhibit 31.1	Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.