Form 10-K
period 2005-12-31
DEX MEDIA EAST LLC
filed 2006-03-16
CIK 1212113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-102395

Dex Media East LLC
(Exact name of registrant as specified in its charter)

Delaware	42-1554575
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 Winstead Drive
Cary, North Carolina 27513
(Address of principal executive offices)

(919) 297-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant is a wholly-owned subsidiary of Dex Media East, Inc. As of June 30, 2005, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

*	Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

**	Omitted pursuant to General Instructions I(2)(a) of Form 10-K.

***	Pursuant to General Instructions I(2)(a) of Form 10-K: (i) the information called for by Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) the registrant is providing a management’s narrative analysis of results of operations.

PART I.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to Dex Media East’s expectations as to future events and its future financial performance, In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable words. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described in this annual report. These factors may cause Dex Media East’s actual results to differ materially from any of Dex Media East’s forward-looking statements.

These risks and uncertainties are described in detail in Item 1A — “Risk Factors.” In summary, these risks and uncertainties include, without limitation: (i) our substantial indebtedness, which could impair our ability to operate our business; (ii) the fact that we may incur more debt; (iii) the significant competition that we face, which could reduce our market share and harm our financial performance; (iv) the loss of any of our key agreements with Qwest; (v) adverse outcomes resulting from bankruptcy proceedings against Qwest; (vi) possible future changes in Qwest’s directory publishing obligations, which may increase our costs; (vii) declining usage of printed yellow page directories; (viii) our inability to renew customer advertising contracts; (ix) risks related to the start-up of new print or Internet directories and media services; (x) our reliance on, and extension of credit to, small and medium-sized enterprises; (xi) our dependence on third-party providers of printing, distribution and delivery services; (xii) the impact of fluctuations in the price or availability of paper; (xiii) the impact of turnover among sales representatives or the loss of key personnel; (xiv) the fact that our sales of advertising to national accounts is coordinated by third parties that we do not control; (xv) the occurrence of strikes or work stoppages; (xvi) general economic factors and business conditions; (xvii) disruption resulting from the merger of our indirect parent, Dex Media, Inc., with R.H. Donnelley Corporation, making it more difficult to maintain relationships with customers, employees or suppliers; and (xviii) uncertainties regarding Donnelley’s ability to successful integrate Dex Media East’s business. For additional information, see Item 1A — “Risk Factors.”

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.

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

We utilize the deferral and amortization accounting method, under which revenue and expenses are recognized over the lives of the directories. See Item 7 — “Management’s Narrative Analysis of Results of Operations.” A few of our competitors may utilize the point of publication accounting method of recognizing revenue and expenses, under which revenue and expenses are recognized when a directory is published. As a result, while we believe that the information presented herein with respect to ourselves and our competitors is comparable, comparisons made beyond the scope of those made in this annual report may be affected by these differing accounting methods.

The following trademarks referred to in this annual report are registered trademarks of Dex Media, Inc.: “DEX®,” “DexOnline.com®” and “Dex Knows®.” The following trademarks referred to in this annual report are registered trademarks of Qwest Communications International Inc. and are used by us under license: “QWEST DEX®” and “QWEST DEX ADVANTAGE®.”

Certain Definitions

As used in this annual report, the following terms shall have the following respective meanings, unless the context requires otherwise:

•	“We,” “our” and “us” refers to Dex Media East, LLC, an indirect wholly owned subsidiary of Dex Media (as defined below) and its predecessors;

•	“Dex Media” refers to Dex Media, Inc., the indirect parent of Dex Media East and a wholly owned subsidiary of Donnelley (as defined below), together with its predecessors;

•	“Donnelley” refers to R.H. Donnelley Corporation;

•	“Dex East States” refers collectively to Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota;

•	“Dex Media West” refers to Dex Media West LLC, an indirect wholly-owned subsidiary of Dex Media;

•	“Dex West States” refers collectively to Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming;

•	“Dex States” refers collectively to the Dex East States and Dex West States;

•	“Qwest” refers to Qwest Communications International Inc. and its subsidiaries, including Qwest Corporation, the local exchange carrier subsidiary of Qwest Communication International Inc.;

•	“Qwest Dex” refers collectively to Qwest Dex, Inc. and its parent, Qwest Dex Holdings, Inc.; and

•	“Dex Media IPO” refers to the initial public offering of common stock of Dex Media, which was consummated on July 22, 2004.

ITEM 1.	BUSINESS

Recent Development

On January 31, 2006, our indirect parent, Dex Media, merged with and into Forward Acquisition Corporation (“FAC”), a wholly owned subsidiary of Donnelley. In the merger, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock. Donnelley also assumed all Dex Media’s indebtedness on January 31, 2006 with a fair value of $5.7 billion (including all our indebtedness on January 31, 2006 with a fair value of $1.6 billion). In connection with the consummation of the merger, the name of FAC was changed to Dex Media, Inc. As a result of the merger, Dex Media became a wholly owned subsidiary of Donnelley and we became an indirect wholly owned subsidiary of Donnelley.

The Company

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

We are the largest directory publisher in the Dex East States and, together with our ultimate parent and our affiliates, are the third largest directory publisher in the United States. In 2005 and 2004, we published 160 and 149 directories, respectively, and printed approximately 22.3 and 19.4 million copies of these directories, respectively, for distribution to virtually all business and residential consumers throughout the Dex East States. In addition, our Internet-based directory, DexOnline.com, further extends the distribution of our advertisers’ content. DexOnline.com, which is offered both bundled with our print directories and on a stand-alone basis, includes approximately 20 million business listings and 124 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.

We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based and CD-ROM directories. The majority of our advertising customers are local small and medium-sized enterprises (“SMEs”) and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage compared with most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.

For the year ended December 31, 2005, we generated approximately 97% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services accounted for the remaining 3% of our total revenue. For the years ended December 31, 2005 and 2004, we generated $716.5 million and $723.0 million in revenue, respectively. For complete information concerning our financial performance, see Item 8 — “Financial Statements and Supplementary Data.”

Our History

On August 19, 2002, Dex Holdings, LLC (“Dex Holdings”), the former parent of Dex Media, entered into two purchase agreements with Qwest to acquire the directory business of Qwest Dex, the directory services subsidiary of Qwest, in two separate phases, for an aggregate consideration of approximately $7.1 billion (excluding fees and expenses). In connection with the first phase, Dex Holdings assigned its right to purchase the directory business in the Dex East States to its indirect subsidiary, Dex Media East. Dex Media East consummated the first phase of the acquisition on November 8, 2002 (the “Acquisition”) and currently operates the acquired directory business in the Dex East States. In connection with the second phase, Dex Holdings assigned its right to purchase the directory business in the Dex West States to its indirect subsidiary, Dex Media West. Dex Media West consummated the second phase of the acquisition on September 9, 2003 and currently operates the acquired directory business in the Dex West States. The acquisitions of Dex Media East and Dex Media West are collectively referred to herein as the “Acquisitions.” Dex Holdings was dissolved effective January 1, 2005.

In connection with the Acquisitions, we, Dex Media West and Dex Media entered into a number of contractual agreements with Qwest. For a summary of the principal terms of certain of such agreements, see “Agreements Between Us, Dex Media West and/or Dex Media and Qwest” in this Item 1.

On October 3, 2005, our indirect parent, Dex Media, entered into an Agreement and Plan of Merger with Donnelley and FAC pursuant to which each issued and outstanding share of Dex Media common stock was to be converted into $12.30 in cash and 0.24154 of a share of Donnelley common stock. On January 31, 2006, that merger was completed and Dex Media merged with an into FAC, a wholly owned subsidiary of Donnelley. Donnelley also assumed all Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion (including all of our indebtedness on January 31, 2006 with a fair value of $1.6 billion). In connection with the consummation of the merger, the name of FAC was changed to Dex Media, Inc. As a result of the merger, Dex Media became a wholly owned subsidiary of Donnelley and we became an indirect wholly owned subsidiary of Donnelley.

Markets

In 2005, we published 160 directories and printed approximately 22.3 million copies of these directories for distribution to virtually all business and residential consumers in the metropolitan areas and local communities in the Dex East States. Our directories are generally well established in their communities and cover contiguous geographic areas to create a strong local market presence and achieve selling efficiencies.

We derive a significant portion of our directory services revenue from the sale of directory advertising to businesses in large metropolitan areas. For the year ended December 31, 2005, approximately 60% and 71% of our directory services revenue was derived from the sale of directory advertising in our 5 and 10 largest geographic markets, respectively.

Products and Services

We deliver a portfolio of advertising products focused on bringing buyers and sellers together, distributing relevant information across multiple platforms to assist in the buying decision. Our bundled print and Internet directory services generated approximately 97% of our total revenue for the year ended December 31, 2005.

Print Directories

In almost every market that we serve, we publish both a white pages section and a yellow pages section in our print directory products. In 2005, we published 160 print directories, including directories that contained both white and yellow pages, directories that contained only yellow pages and directories that contained only white pages. Whenever practicable, we combine the two sections into one directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages directories are normally published at the same time.

Our print directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized advertising programs that are responsive to specific customer needs and financial resources. Our yellow pages and white pages directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.

We serve a diverse group of communities in our 7-state region, many of which have a number of consumers for whom English is not their primary language. In order to better serve our diverse base of consumers and further extend the reach of our advertisers, during 2005 we published Spanish language Yellow Pages in 11 markets. We expect to continue evaluating the needs of our multi-lingual communities and develop targeted segment products that best serve those communities.

We have two primary types of printed directories: core directories and community directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by a corresponding core directory. Most core directories contain yellow pages, white pages and specialty sections. Our print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Awareness Products.

Yellow Pages Directories.  We offer all businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant classification. In addition, we offer a range of paid advertising options in our yellow pages directories, as set forth below:

•	Listing Options. An advertiser may enhance its complimentary listing in several ways. It may pay to have its listing highlighted or printed in bold or super bold text, which increases the visibility of the listing. An advertiser may also purchase extra lines of text to convey information such as hours of operation or a more detailed description of its business.

•	In-column Advertising Options. For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased and the heading under which it will be placed. In-column advertisements may include such features as bolding, special fonts, color and graphics.

•	Display Advertising Options. A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of advertisement purchased and the heading under which it will be placed. Display advertisements are usually placed at the front of a heading, and are prioritized first by size and then by advertiser seniority. This process of prioritizing provides a strong incentive to advertisers to increase the size of their advertisements and renew their advertising purchases from year to year to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as two pages (a “double truck” advertisement) and three pages (a “triple truck” advertisement). Various levels of color sophistication, including spot-four color, enhanced color, process photo and hi-impact are available for display products.

White Pages Directories.  State public utilities commissions require Qwest, as the local exchange carrier in its local service area, to have white pages directories published to serve its local service areas. Qwest has contracted with us to publish these directories until November 7, 2052. By virtue of this agreement, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of each residence or business, unless they have requested to be non-listed.

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

Awareness Products.  Our line of “awareness products” allows businesses to advertise in a variety of highly visible locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Our awareness products include:

•	Covers — Premium location advertisements that are available on the front cover, inside front and back cover and the outside back cover of a directory.

•	Spines — Premium location advertisements that are available on the spine of yellow and white pages directories.

•	Tabs — A full-page, double-sided, hard stock, full-color insert that is bound inside and that separates key sections of the directory. These inserts enable advertisers to achieve prominence and increase the amount of information displayed to directory users.

•	Tip-Ons — Removable paper or magnet coupons that are placed on the front cover of a directory.

•	Banners — Advertisements sold at the top margin of any page in the Community or Government section of the directory.

•	Delivery Bags — Premium awareness space located on the bags used in the delivery of most print directories, with between one and three advertisers per bag.

•	Ride-alongs — Premium insert programs through which businesses deliver messages and promotional offers to customers in conjunction with directories delivered right to the mailbox or doorstep. Advertisers can choose between total market coverage inserts that “ride-along” with the new edition of directories as they are delivered to users, or new mover delivery inserts reaching the lucrative market of new movers within a few days of their new phone service connection.

Online Products

During 2003, we began to bundle our print and Internet display advertisements, providing advertisers with an effective means to extend their messages through DexOnline.com for one unified price. With this bundling strategy, we were able to collect and digitize our print directory advertising, making a proprietary structured database of content available to consumers searching for local products and services through DexOnline.com.

We have entered into content agreements and distribution agreements with various search engines, portals and local community destination web sites. These agreements are intended to provide additional distribution of our advertising, thereby enhancing the value proposition offered to advertisers.

DexOnline.com.  DexOnline.com incorporates free-text (“multi-dimensional”) search capability with a single search box similar in design and functionality to many popular search engines. In addition, DexOnline.com provides a search option based on popular business headings or categories with dynamically generated preferences, providing users the ability to refine their searches using criteria that include such things as specific product and brand names, hours of operation, payment options and locations.

DexOnline.com has grown to include fully searchable content from more than 475,000 Dex Media Yellow Pages advertisements. In addition, we purchase information from other national databases to supply out-of-region listings (although these out-of-region listings are not as rich as our in-region information). DexOnline.com includes approximately 20 million business listings and more than 124 million residential listings from across the United States. DexOnline.com has been the number one local search site within Dex Media’s 14-state region for the past eight quarters, as measured by comScore, a market research firm.

Arrangements with Search Engines and Other Third Parties.  During 2005, our proprietary database of advertising content was made available to a number of popular Internet search engines and portals These arrangements made our advertisers’ marketing messages available to the users of those search engines and portals. In addition, we have entered into distribution agreements with various local community web sites throughout the Dex East States to make our structured database of content available to users of those local web sites. These agreements provide us with access to important channels as we enhance our distribution network on behalf of our advertisers. We believe this enhanced distribution will lead to increased usage among consumers and greater utility to our advertisers.

Dex Web Clickstm.  In February 2005, we introduced Dex Web Clicks throughout the Dex East States. Designed as an affordable solution for SMEs, Dex Web Clicks allows advertisers to begin participating in auction-based, paid search Internet advertising across multiple search engines and portals at fixed monthly prices. Dex Web Clicks provides advertisers with a guaranteed number of references, or “clicks,” to their web site over the contract term for a fixed monthly price. In addition, Dex Web Clicks offers web site design and hosting services to advertisers, in case they do not already have a web site. The guaranteed references are provided by a network of search engines and portals.

Other Services

We sell direct marketing lists of residents and businesses in the Dex East States that allow our customers to purchase accurate lists for their direct mail and telemarketing activities. We also have an extensive New Mover list that provides businesses access to the most current new business and/or residence lists in the Dex East States. The lists we sell comply with do-not-call and do-not-mail requirements for the industry. In addition, these lists do not include any private, non-published or non-listed information.

We also have insert programs through which we help businesses deliver messages and promotional offers to users of our directories. Advertisers can choose between Total Market Coverage directory inserts, which go to households and businesses within the Dex East States, and New Mover Delivery inserts, which reach the lucrative market of new movers within a few days of their new phone service connection.

Business cycle overview

Our directories usually have a 12-month directory cycle period. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication.

Sales

We believe that we have one of the most experienced sales forces in the U.S. directory advertising industry. Our sales activities are conducted through a local sales channel and a national sales channel.

Local Sales Channel

Dex Media’s local sales force is comprised of approximately 1,000 quota-bearing sales representatives, who average approximately seven years of employment with us. For the year ended December 31, 2005, approximately 81% of our directory services revenue came through the local sales channel.

We assign our customers among premise representatives and telephone representatives based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our local sales force in an effective manner. Our local sales force is decentralized and locally based, operating throughout the Dex East States in their local service areas. We believe that our locally based sales force facilitates the establishment of personal, long-term relationships with local advertisers that are necessary to maintain a high rate of customer renewal.

The local sales channel is divided into three sales sub-channels: premise sales, telephone sales and centralized sales.

•	Premise sales representatives — conduct sales calls face-to-face at customers’ business locations and typically handle higher dollar and more complex accounts.

•	Telephone sales representatives — handle lower dollar value accounts and typically interact with customers over the telephone.

•	Centralized sales — includes multiple types of sales efforts, including centralized sales representatives, prospector sales representatives and a letter renewal effort. These sales mechanisms are used to contact very low dollar value customers that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on customer win-back initiatives.

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

National Sales Channel

In addition to our locally based sales personnel, Dex Media East utilizes a separate sales channel to serve its national advertisers. For the year ended December 31, 2005, approximately 14% of our directory services revenue came through the national sales channel. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMRs”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We accept orders from approximately 155 CMRs and employ seven national account managers to manage our selling efforts to national customers. We rely particularly on one of its CMRs, TMP Worldwide Inc. (“TMP”), whose billings were approximately 26% (excluding Qwest) of Dex Media East’s national revenue for the year ended December 31, 2005.

Marketing

Our sales and marketing processes are closely related and managed in an integrated manner. We believe that a bifurcated marketing process, composed of both centralized and decentralized strategies and responsibilities, best suits our needs.

Our marketing process includes the functions of market management, product development and management, marketing research, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. Advertising programs are targeted to advertisers and consumers and are determined by specific market and include television, radio, newspaper and outdoor ad placements.

Publishing and information services

Pre-press publishing activities include canvass and assignment preparation, sales order processing, graphics and ad composition, contract processing, white and yellow pages processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. Most of these functions are accomplished through an Amdocs® publishing system, a leading industry system considered to be the standard. Dex Media’s information technology is managed from facilities in Omaha, Nebraska and Englewood, Colorado, with production and graphics activities located in Aurora, Colorado and six other locations throughout the Dex States.

Printing and Distribution

All our directories are printed by either R.R. Donnelley & Sons Company (“RRD”) or Quebecor World Directory Sales Corporation (“Quebecor”). In general, RRD prints our larger, higher-circulation directories and Quebecor prints those directories that are smaller and have a more limited circulation. Dex Media’s agreements with RRD and Quebecor do not contain any volume guarantees and prices are adjusted annually based on changes to the consumer price index. Dex Media’s contracts with RRD and Quebecor expire on December 31, 2011 and December 31, 2014, respectively. No common ownership or other business affiliation exists between RRD and Donnelley.

Nearly all copies of our directories are distributed by Product Development Corporation (“PDC”). Although prices under Dex Media’s agreement with PDC are fixed, they may be renegotiated under some circumstances, such as new service specifications or to match more favorable prices offered by PDC to other customers. The contract with PDC expires on May 31, 2009. We rely on Matson Integrated Logistics

(“Matson”) to manage the logistics of transporting our printed directories from our printers’ locations to PDC. The contract with Matson expires on December 31, 2008.

Raw Materials

Paper is our principal raw material. Substantially all the paper that we use (other than for covers) is supplied by Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper Corporation (“Catalyst”), formerly Norske Skog Canada (USA), Inc. Prices under these two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. Since the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure has been moderated due to the fact that prices under both Dex Media’s paper agreements are subject to certain price escalation limits. Furthermore, Dex Media purchases paper used for the covers of our directories from Spruce Falls, Inc. (“Spruce Falls”). Pursuant to an agreement between Spruce Falls and Dex Media, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, Spruce Falls and Dex Media are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

Fuel is an indirect and minor part of our cost structure. However, rising fuel prices could impact the transportation and distribution of our print directories at the current service and cost levels. Our existing transportation contract caps the diesel fuel surcharge well below the spot market diesel fuel surcharges. Although there is no current impact on our service levels and transportation/distribution costs, rising fuel costs could have a negative impact on us.

Credit Collections and Bad Debt Expense

Because most directories are published on 12-month cycles and most of our advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are SMEs with default rates that usually exceed those of larger businesses. Our policies toward the extension of credit and collection activities are market-specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.

Local advertising customers spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations. In some markets, we charge back commissions to sales representatives when advertisers do not pay their local advertising charges.

Fees for national advertisers are typically billed upon issue of each directory in which advertising is placed by CMRs. Because we do not usually enter into contracts with our national advertisers directly, we are subject to the credit risk of CMRs on sales to those advertisers, to the extent we do not receive fees in advance. Dex has historically achieved favorable credit experience with CMRs.

For the year ended December 31, 2005, bad debt expense for all of our customers amounted to approximately 3.6% of revenue.

Agreements Between Us, Dex Media West and/or Dex Media and Qwest

In connection with the Acquisitions, we, Dex Media West and Dex Media entered into a number of contractual agreements with Qwest. Certain of these agreements are summarized below.

•	Publishing Agreement. Pursuant to a publishing agreement, Qwest granted us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex East States in which Qwest provides local telephone service. This agreement granted us the right to identify ourselves (including on our web sites) as Qwest’s exclusive official directory publisher for its legally required directories, as well as certain other directories in Qwest’s service areas in the Dex East States. This agreement will remain in effect for 50 years from November 8, 2002 and will automatically renew for additional one year terms unless either Qwest or we provide 12 months’ notice of termination.

•	Non-Competition and Non-Solicitation Agreement. Under a non-competition and non-solicitation agreement, Qwest agreed, for a period of 40 years after November 8, 2002, not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex East States in which Qwest provides local telephone service directed primarily at customers in those geographic areas. The non-solicitation provisions contained in this agreement have expired.

•	Billing and Collection Services Agreement. Pursuant to a billing and collection services agreement (which was renewed effective November 1, 2004), Qwest will continue until December 31, 2008 to bill and collect, on our behalf, amounts owed with respect to our directory services by our accounts that are also Qwest local telephone customers. In 2005, Qwest billed approximately 28% of our local revenue on our behalf, and we billed the remaining 72% directly. Qwest bills the account on the same billing statement on which it bills the customer for local telephone service. We have developed and continue to maintain the ability to transition from the Qwest billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

•	Advertising Agreement. Pursuant to an advertising agreement, Qwest agreed to purchase an aggregate of $20 million of advertising per year through 2017 from Dex Media East and/or Dex Media West. In the event that Qwest purchases more than $20 million of advertising from Dex Media East and/or Dex Media West in any one year, up to $5 million of the excess will be carried over to the subsequent year’s minimum advertising purchase requirement. The pricing will be on terms at least as favorable as those offered to similar large customers.

•	Master Telecommunications Commitment Agreement. Under a master telecommunications commitment agreement, we must purchase from Qwest and its affiliates, on an exclusive basis, those telecommunications services and products that we use from time to time. Our obligation to purchase such telecommunications services from Qwest is subject to Qwest’s ability to offer pricing and service terms that are not, in the aggregate, materially less favorable than the terms generally available in the market to us from other telecommunications services providers that are nationally or regionally recognized as being highly reputable. Furthermore, Qwest is required to offer the telecommunications services to us on terms and conditions that are no less favorable than the terms and conditions that Qwest provides similar services, at similar volumes and for similar time periods, to other customers in the applicable service area. The term of the master telecommunications commitment agreement extends until November 8, 2017.

Additional agreements with Qwest related to intellectual property are described below in “Intellectual Property” in this Item 1.

Competition

The competitive dynamics in the vast majority of our markets are stable. Most markets have two to three existing publishers. Incumbent publishers benefit from pricing and efficiencies.

We face competition from other yellow pages publishers and from other types of media, including broadcasting, newspaper, radio and emerging technologies (e.g., Internet yellow pages). However, we believe that the preference for directory advertising is due to its relatively low cost, broad demographic and geographic distribution, directional and permission-based nature and high consumer usage rates. Directory advertising is attractive because consumers view directories as a free, comprehensive, non-intrusive single source of locally relevant information. Also, while overall advertising tends to track a local economy’s business cycle, directory advertising tends to be more stable and does not fluctuate as widely with economic cycles due to this preference by SMEs. Given the mature state of the directory advertising industry and our position in most of its markets, independent competitors are typically focused on aggressive pricing to gain market share.

The Internet has also emerged as a medium for advertisers. Although advertising on the Internet still represents only a small part of the total U.S. advertising market, as the Internet grows and high-speed Internet access becomes more mainstream, it has increasingly become important as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. From 1997 to 2000, overall references to print yellow pages directories in the U.S. declined; however, overall references to print yellow pages directories remained relatively stable from 2000 through 2005. We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages.

Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. In this regard, we compete through our Internet site, DexOnline.com. Through DexOnline.com, we compete with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!®, Google®, MSN® and others, some of which have entered into affiliate agreements with other major directory publishers. We compete with all of these online competitors based on value, local relevance and features.

The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo are focusing and placing large priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices.

Intellectual Property

Dex Media owns and licenses a number of patents, copyrights and trademarks in the United States. The only trademarks we consider material to our operations are the DEX, DexOnline.com and Dex Knows trademarks, which are owned by Dex Media and are used by Dex Media, Dex Media West and us. We do not consider any individual patent or other trademark to be material to our operations.

Pursuant to an intellectual property contribution agreement, Qwest assigned, in certain cases, and licensed, in other cases, to Dex Media the Qwest intellectual property used in the Qwest directory services business. Dex Media currently owns all of Qwest’s former right, title and interest in certain Dex trademarks, including DEX and DexOnline.com. Dex Media also owns specific patents and other intellectual property of Qwest Dex previously owned by Qwest and used in the directory services business, as well as all of Qwest’s former right, title and interest in registered copyrights for printed directories in the Qwest service areas in the Dex States and certain non-public data created by Qwest Dex regarding advertising customers in the Dex States.

Pursuant to a trademark license agreement, Qwest licensed to us the right to use the QWEST DEX and QWEST DEX ADVANTAGE marks until November 2007 in connection with directory products and related marketing materials in the Dex East States. Qwest also licensed to us the right to use these marks in connection with DexOnline.com. Each of these licenses is generally exclusive for a period of time with respect to the sale of directory products consisting principally of listings and classified advertisements directed primarily at customers in the geographic areas in the Dex East States in which Qwest provides local telephone service. We may terminate this agreement upon 30 days notice and Qwest may terminate this agreement in the event of an uncured material breach by us. In addition, this agreement may terminate if we cease using the licensed trademarks for a substantial period of time, or if the publishing agreement terminates before the expiration of the five-year term of this agreement.

Under a license agreement for the use of directory publisher lists and directory delivery lists, Qwest granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in the agreement. We may use the listing information solely for publishing directories and the delivery information solely for delivering directories. The initial term of this agreement expired in November 2005, at which time it was automatically renewed for an additional 18-month term. The agreement is subject to automatic renewal for additional 18-month periods until either Qwest or we terminate the agreement by providing 18 months prior notice. Our publishing agreement with Qwest, however, requires Qwest to continue to license the listing and delivery information to us for as long as the publishing agreement remains in effect. Pursuant to a license agreement for the expanded use of subscriber lists, Qwest granted to us a non-exclusive, non-transferable restricted license of listing information for persons and businesses that order and/or receive local exchange telephone services at prices set forth in such agreement. We may use this information for the sole purpose of reselling the information to third party entities solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and for our use in direct marketing activities undertaken on behalf of third parties. Such agreement will remain in effect until November 2007, subject to automatic renewal for additional one-year terms until Qwest or we terminate such agreement by providing six months prior notice.

Employees

As of December 31, 2005, Dex Media employed approximately 2,400 employees, of which approximately 66% were represented by labor unions covered by two collective bargaining agreements. Our collective bargaining agreement with the International Brotherhood of Electrical Workers (the “IBEW”), which covered approximately 33% of our unionized workforce as of December 31, 2005, expires in May 2006. Our collective bargaining agreement with the Communications Workers of America (the “CWA”), which covered approximately 67% of our unionized workforce as of December 31, 2005, expires in October 2006. Dex Media Service LLC, a bankruptcy-remote entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media, employs all of our non-senior management employees and makes them available to Dex Media East and Dex Media West. Dex Media Service LLC was formed as a bankruptcy-remote entity pursuant to the terms of Dex Media West’s credit facilities and Dex Media East’s credit facilities in order to mitigate the risk of not having available to Dex Media West or Dex Media East the services of our non-management employees if the other entity merges, is acquired or files for bankruptcy. Effective January 1, 2005, all non-senior management employees in the state of Washington became employees of Dex Media West.

Web Site Access

You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations web site, www.dexmedia.com/investors/overview.html, under the heading “SEC Filings — Dex Media East.” These reports are available on our investor relations web site as soon as reasonably practicable after we electronically file them with the SEC. Our filings can also be obtained from the SEC web site, www.sec.gov. The information on our website or the SEC web site is not a part of this annual report and is not incorporated by reference herein.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below as well as the other information contained in this annual report. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The loss of any of our key agreements with Qwest could have a material adverse effect on our business.

We, Dex Media West and Dex Media are party to several agreements with Qwest, including a publishing agreement, a non-competition agreement and billing and collection services agreements. Dex Media also has a hosting agreement with Qwest. The Qwest non-competition agreement prohibits Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex East States in which Qwest provides local telephone service that are directed primarily at customers in those geographic areas. However, under state and federal law, a covenant not to compete is only enforceable:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce Qwest’s covenants not to compete against us during the term of the non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Qwest could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreement with Qwest could have a material adverse effect on our financial condition or results of operations.

Under the Qwest publishing agreement, we are the exclusive official publisher of directories for Qwest in the Dex East States until November 7, 2052. Under the billing and collection services agreements, as amended, Qwest has agreed until December 31, 2008 to continue to bill and collect, on behalf of Dex Media East, amounts owed by our accounts, which are also Qwest local telephone customers, for our directory services. In 2005, Qwest billed approximately 28% of our local revenue on our behalf as part of Qwest’s telephone bill and held these collections in joint accounts with Qwest’s own collections. Under the hosting agreement, Qwest has agreed until October 1, 2009 to provide dedicated hosting services, including backup and recovery of data hosted on our servers in Qwest’s data centers. The termination of any of these agreements or the failure by Qwest to satisfy its obligations under these agreements could have a material adverse effect on our business.

Adverse outcomes resulting from bankruptcy proceedings against Qwest could adversely affect our financial results.

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

•	Qwest could seek to sell certain of its assets, including the assets relating to Qwest’s local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our publishing agreement and non-competition agreement with Qwest.

•	We may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted, although pursuant to such agreements, Qwest prepares settlement statements 10 times per month for each state in the Dex East States summarizing the amounts due to us and purchases our accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest may be less likely to pay on time, or at all, bills received, including the amount owed to us. Qwest has completed the preparation of its billing and collection system so that we will be able to transition from the Qwest billing and collection system to our own billing and collection system within approximately two weeks should we choose to do so. See “Agreements between Us, Dex Media West and/or Dex Media and Qwest — Billing and Collection Services Agreements” in this Item 1.

We may experience difficulties integrating with Donnelley.

Dex Media’s merger with and into a wholly owned subsidiary of Donnelley was consummated on January 31, 2006. Combining the operations, technologies and personnel of Dex Media (including Dex Media East) and Donnelley, coordinating and integrating our two sales organizations and distribution channels, and implementing appropriate standards, internal controls, processes, procedures, policies and information systems will be time consuming and expensive. Disruption of, or loss of momentum in, the activities of our business or loss of key personnel caused by the integration process, diversion of management’s attention from our daily operations and any delays or difficulties encountered in connection with the merger and our integration with Donnelley could have an adverse effect on our business, results of operations or financial condition. In addition, during the integration process it is possible that some of our assets may be disposed of and a reduction in our workforce may occur, thereby resulting in restructuring charges that could adversely affect our financial results.

Achieving the expected benefits from our merger with Donnelley will depend in large part on successful integration of our operations with Donnelley’s operations. Failure to realize these benefits could have an adverse effect on our business, results of operations or financial condition.

We face significant competition that may reduce our market share and harm our financial performance.

The U.S. directory advertising industry is highly competitive. Approximately 80% of total U.S. directory advertising sales are attributable to the regional bell operating companies and other incumbent directory publishers, collectively referred to as the incumbent publishers, that typically publish directories where they (or their licensors or affiliates) offer local phone service. In addition, more than 240 independent yellow pages directory publishers operating in the United States compete with those incumbent publishers and represent the remaining market share.

In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as the U.S. business of Yell Group Ltd. and Phone Directories Company. In some markets, we also compete with other incumbent publishers in overlapping and adjacent markets. Some of these independent publishers and other incumbent publishers with which we compete are larger than us and have greater financial resources than we have. We may not be able to compete effectively with these other publishers for advertising sales or acquisitions in the future.

We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these other traditional media competitors are larger than us and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future.

The Internet has emerged as a medium for advertisers. Advances in technology have brought and likely will continue to bring new participants, new products and new channels to the industry, including increasing use of electronic delivery of traditional directory information and electronic search engines/services. The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo! are focusing and placing large priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to respond successfully to any such developments.

Directory publishers, including Dex Media East, have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. We compete through our Internet site, DexOnline.com with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into affiliate agreements with other major directory publishers. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, such as private equity firms, for advertising sales or acquisitions in the future.

In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wireline telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Qwest. As a result, it is possible that Qwest will not remain the primary local telephone service provider in its local service areas. If Qwest were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the Qwest brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our commercial arrangement with Qwest.

We could be materially adversely affected by declining usage of printed yellow pages directories.

From 1997 to 2000, overall references to print yellow pages directories in the United States declined; however, overall references to print yellow pages directories remained relatively stable from 2000 through 2005. We believe the past decline was primarily a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We also believe that the past decline was attributable to increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe that over the next several years, references to print yellow pages directories may gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information.

Any decline in usage could:

•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Although we believe that any decline in the usage of our printed directories may be offset in part by an increase in usage of our Internet-based directory, we cannot assure you that such increase in usage will result in additional revenue. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.

The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to provide services over the Internet successfully or compete successfully with other Internet-based directory services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.

General economic factors could adversely affect our results of operations and financial condition.

Our business results could be adversely affected by a prolonged national or regional economic recession. We derive substantially all of our net revenue from the sale of advertising in directories. Typically, our advertising revenues, as well as those of yellow pages publishers in general, do not fluctuate widely with economic cycles. However, a prolonged national or regional economic recession could have a material adverse effect on our business, operating results or financial condition. As a result, we may experience lower than expected revenues for our business in the future.

In addition, any residual economic effects of, and uncertainties regarding the following could adversely affect our business:

•	the general possibility, express threat or future occurrence of terrorist or other related disruptive events; or

•	the United States’ continuing or expanded involvement in war, especially with respect to the major markets in which we operate that depend heavily upon travel, tourism or the military.

Our dependence on third-party providers of printing, delivery and transportation services could materially adversely affect us.

We depend on third parties for the printing and distribution of our directories. Dex Media has contracts with two companies, RRD and Quebecor, for the printing of our directories, which expire on December 31, 2011 and December 31, 2014, respectively. Because of the large print volume and specialized binding of directories, there are only a small number of companies in the printing industry that could service our needs. Accordingly, the inability or unwillingness of RRD or Quebecor to provide printing services to us on acceptable terms or at all could have a material adverse effect on our business.

Dex Media has a contract with a single company, PDC, for the delivery of nearly all our directories. Although this contract expires on May 31, 2009, PDC may terminate the contract upon 120 days prior written notice. Only a limited number of companies are capable of serving our delivery needs. Dex Media has a contract with Matson to provide logistical support and to transport our printed directories from our printers’ locations to PDC. This contract expires on December 31, 2008. We rely on Matson’s services extensively for our transportation and logistical needs, and only a limited number of companies could service our transportation needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery or transportation services on acceptable terms or at all could have a material adverse effect on our business.

Fluctuations in the price or availability of paper could materially adversely affect us.

The principal raw material that we use is paper. All of the paper that we use is supplied by two companies: Nippon and Catalyst. Pursuant to Dex Media’s agreements with Nippon and Catalyst, they are obligated to provide up to 60% and 40% of our annual paper requirements, respectively. Prices under the two agreements are set each year based on prevailing market rates. If, in a particular year, the parties to either of the agreements are unable to agree on repricing, either party may terminate the agreement. The contract with Nippon expires on December 31, 2009 and the contract with Catalyst expires on December 31, 2008. Furthermore, Dex Media purchases paper used for the covers of our directories from Spruce Falls. Pursuant to an agreement between Spruce Falls and Dex Media, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, Spruce Falls and we are unable to agree on repricing, either party may terminate this agreement. This agreement expires on December 31, 2006.

Changes in the supply of, or demand for, paper could affect market prices or delivery times. Paper is one of our and largest cost items, accounting for approximately 5% of our total operating expenses during the year ended December 31, 2005. We cannot assure you that we will continue to have access to paper in the necessary amounts or at reasonable prices or that any increases in the cost of paper will not have a material adverse effect on our business, results of operations or financial condition. See Item 7 — “Management’s Narrative Analysis of Results of Operations.”

We could be materially adversely affected by turnover among sales representatives or loss of key personnel.

The success of our business is dependent on the leadership of our key personnel. Non-management personnel providing services to us are currently employed by Dex Media Services, LLC (a bankruptcy-remote entity owned 49% by Dex Media East, Inc., and 49% by Dex Media West, Inc. and 2% by Dex Media) and are made available to us and Dex Media West. The loss of a significant number of experienced sales representatives could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt. Our success will also depend on our ability to identify, hire, train and retain qualified sales personnel. We currently expend significant resources and management time in identifying and training its sales representatives and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside the combined company’s control, such as conditions in the local employment markets in which the combined company will operate.

Furthermore, we depend on the continued services of key personnel, including our senior management and regional sales management personnel. If we fail to retain the necessary key personnel, our results of operations, financial condition and liquidity, as well as our ability to service our debt, could be adversely affected.

Following our merger with Donnelley, a number of the officers of our predecessor have left Dex Media or notified us of their intention to leave Dex Media. Further loss of key personnel could result from the integration process with Donnelley. Although we believe that we can replace key employees within a reasonable time, the loss of key personnel could have a material adverse effect on our business.

Our business may be adversely affected by our reliance on, and our extension of credit to, SMEs.

Approximately 81% of our directory advertising revenue is derived from selling advertising to SMEs. In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses. The proliferation of very large retail stores may continue to harm SMEs. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to SMEs.

Our sales of advertising to national accounts is coordinated by third parties that we do not control.

Approximately 14% of our revenue for the year ended December 31, 2005 was derived from the sale of advertising to national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, that purchase advertising in several of the directories that we publish. Substantially all of the revenue derived from national accounts is serviced through the CMRs with whom we contract. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationships with these national advertisers depend significantly on the performance of these third party CMRs that we do not control. In particular, we rely on one CMR, TMP, whose billings were approximately 26% (excluding Qwest) of our national revenue for the year ended December 31, 2005. Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with whom we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of TMP or the other CMRs with whom we contract could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We are also subject to credit risk with CMRs with whom we contract.

We may be subject to work stoppages, which could increase our operating costs and disrupt our operations.

As of December 31, 2005, approximately 66% of our workforce was represented by labor unions covered by two collective bargaining agreements. Our collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covered approximately 33% of our unionized workforce as of December 31, 2005, expires in May 2006. Our collective bargaining agreement with the Communications Workers of America, or CWA, which covered approximately 67% of our unionized workforce as of December 31, 2005, expires in October 2006. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and an increase in our operating costs, which could have a material adverse effect on us. We cannot assure you that the collective bargaining agreements with the IBEW and CWA will be renewed on satisfactory terms or at all and upon expiration of such agreements we cannot assure you that a strike or other work stoppage may not ensue. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected.

Future changes in Qwest’s directory publishing obligations in the Dex East States may increase our costs.

Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish white pages directories covering each service territory in the Dex East States where it provides local telephone service as the incumbent service provider. If the staff of a state public utility commission in a Dex East State were to impose additional or changed legal requirements with respect to Qwest’s obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.

The loss of important intellectual property rights could adversely affect our competitiveness.

Some trademarks, such as “DEX,” “DexOnline.com,” “Dex Knows” and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we may be party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights such as trademarks could have a material adverse effect upon our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

We are a highly leveraged company. As of December 31, 2005, our total indebtedness was $1,563.7 million, including $772.5 million of variable rate debt drawn under the secured credit facilities, $450.0 million of 9 7/8% senior notes and $341.3 million of 12 1/8% senior subordinated notes. For the year ended December 31, 2005, our ratio of total indebtedness to stockholders’ equity was 2.5 to 1.0. This level of indebtedness could have important consequences, including the following:

•	our indebtedness limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase because a substantial portion of our indebtedness bears interest at floating rates;

•	our indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	our indebtedness may make us more vulnerable to a downturn in our business or the economy;

•	the debt service requirement of our indebtedness could make it more difficult for us to make payments on all our indebtedness;

•	a substantial portion of our cash flow from operations is dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks described above.

Although covenants under our credit facility and the indentures governing our 9 7/8% senior notes and 12 1/8% senior subordinated notes limit our ability and the ability of our future restricted subsidiaries to incur additional indebtedness, the terms of our credit facility and such indentures permit us to incur significant additional indebtedness in the future if certain conditions are satisfied. As of December 31, 2005, we had $81.9 million available for additional borrowing under our revolving credit facility.

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

In addition, our credit facility includes other and more restrictive covenants and prohibit us from prepaying our other indebtedness while indebtedness under our credit facility is outstanding. The agreement governing our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in our credit facility and the indentures governing our 9 7/8% senior notes and 12 1/8% senior subordinated notes could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under the agreements governing our credit facility. If a default occurs, the lenders under our credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or prevent us from making payments on our 9 7/8% senior notes and 12 1/8% senior subordinated notes, either of which could result in an event of default under such indebtedness. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our credit facility will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our credit facility, our 9 7/8% senior notes and 12 1/8% senior subordinated notes were to be accelerated, we can make no assurances that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease all our facilities. Our headquarters are located at 1001 Winstead Drive, Cary, North Carolina. We have significant operations at our facility located at 198 Inverness Drive West, Englewood, Colorado. We sublease this facility from Qwest. The lease covering this facility expires on October 31, 2008 and we have the option to renew it for one additional five-year term. We have co-occupancy rights with Dex Media West for the Englewood facility. We also have significant operations at our facility located at 3190 South Vaughn Way, Aurora, Colorado, which we lease from a third party. The lease covering this facility expires on October 31, 2008, and we have the option to renew it for two additional terms, each for a period of five years. We operate from approximately 27 other facilities and, in the aggregate, utilize over 700,000 square feet.

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

Equity Securities of Dex Media East

All our limited liability company interests are held by Dex Media East, Inc. All of Dex Media East, Inc.’s outstanding common stock is owned by Dex Media. All of Dex Media’s outstanding common stock is owned by Donnelley.

There is no established trading market for the equity securities of Dex Media East, Dex Media East, Inc. or Dex Media. Donnelley’s common stock is traded on the New York Stock Exchange under the symbol “RHD.”

Dividends

During 2005, we declared distributions in an aggregate amount of $45.9 million to Dex Media East, Inc., of which $40.2 million was ultimately paid to Dex Media. As of December 31, 2005, Dex Media East, Inc., had a dividend payable of $5.7 million due to Dex Media. During 2004, we declared and paid distributions in an aggregate amount of $16.8 million to Dex Media East, Inc., which amount was ultimately paid to Dex Media. In November 2003, we declared and paid a distribution of $4.3 million to Dex Media East, Inc., which was ultimately paid to Dex Media.

The covenants under our credit facility and the indentures governing our 9 7/8% senior notes and 12 1/8% senior subordinated notes restrict our ability to pay dividends on our equity. See Item 1A—“Risk Factors—Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business,” and “—Restrictive covenants in our credit facility and the indentures governing our notes may restrict our ability to pursue our business strategies.”

Securities Authorized for Issuance Under Equity Compensation Plans

Dex Media East has no compensation plans under which its equity securities are authorized for issuance.

Sales of Unregistered Equity Securities

During the year ended December 31, 2005, Dex Media East did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Recent Development

On January 31, 2006, our indirect parent, Dex Media, merged with and into FAC, a wholly owned subsidiary of Donnelley. In the merger, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock. Donnelley also assumed all Dex

Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion (including all our indebtedness on January 31, 2006 with a fair value of $1.6 billion). In connection with the consummation of the merger, the name of FAC was changed to Dex Media, Inc. As a result of the merger, Dex Media became a wholly owned subsidiary of Donnelley and we became an indirect wholly owned subsidiary of Donnelley.

Background

The following narrative analysis of Dex Media East’s results of operations covers periods subsequent to the completion of the Acquisition on November 8, 2002. We have operated as a stand-alone company since the Acquisition. The Acquisition was accounted for under the purchase method of accounting. Under this method, the pre-acquisition deferred revenue and related deferred costs associated with directories that were published prior to such acquisition dates were not carried over to our balance sheet. The effect of this accounting treatment was to reduce revenue and related costs that would otherwise have been recognized during the twelve months subsequent to the acquisition dates.

Our historical consolidated financial statements included in this annual report have been prepared on the basis of the deferral and amortization method of accounting, under which revenue and cost of revenue related to the publication of directories are initially deferred and then recognized ratably over the life of each directory, commencing in the month of delivery. From time to time, we have determined that the publication dates of certain directories will be extended. These publication date changes are made to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months following the new publication date. Generally, we are able to bill and collect additional revenue for periods related to directory extensions and under the deferral and amortization method of accounting, our related unamortized cost of revenue is amortized over the extended estimated useful life of the directory. As a result, the extensions made through December 31, 2005 did not have a significant impact on our results of operations for the years ended December 31, 2005 or 2004, and are not expected to have a material effect on revenue or cost of revenue in future periods. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Overview

General

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

We are the largest directory publisher in the Dex East States and, together with our ultimate parent and our affiliates, are the third largest directory publisher in the U.S. In 2005, we published 160 directories and printed approximately 22.3 million copies of these directories for distribution to virtually all business and residential consumers throughout the Dex East States. In addition, our Internet-based directory,
DexOnline.com, further extends the distribution of our advertisers’ content. DexOnline.com, which is offered both bundled with our print directories and on a stand-alone basis, includes approximately 20 million business listings and 124 million residential listings from across the United States. Our other products and services include the sale of direct marketing lists and the sale of Dex directories and other publishers’ directories outside the normal delivery schedule.

We seek to bring buyers together with our advertising customers through a cost-effective, bundled advertising solution that includes print, Internet-based and CD-ROM directories. The majority of our advertising customers are local SMEs and national businesses with a local presence. We believe that our advertising customers value: (i) our ability to provide consumers with an authoritative and diverse reference source to search for products and services across multiple platforms; (ii) our broad distribution to potential buyers of our advertisers’ products and services; (iii) our lower cost per usage compared with most other directories and a higher return on investment than other forms of local advertising; and (iv) the quality of our client service and support.

For the year ended December 31, 2005, we generated approximately 97% of our total revenue from the sale of bundled print and Internet directory advertising. Our other products and services account for the remaining 3% of our total revenue. For the years ended December 31, 2005 and 2004, we generated $716.5 million and $723.0 million in total revenue, respectively. For complete information concerning our financial performance, see Item 8 — “Financial Statements and Supplementary Data.”

Results of Operations

Revenue

We derive approximately 97% of our revenue from the sale of advertising in our printed directories, which we refer to as directory services revenue. The sale of advertising in our printed directories also includes the replication of listings and display advertisements in DexOnline.com, our Internet-based directory. We also provide related services, including other Internet-related products, direct marketing lists and the sale of Dex directories and other publishers’ directories outside of the normal delivery schedule, which we refer to collectively as other revenue. Directory services revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Directory services revenue may also increase through the publication of new print directories. Revenue recognized on sales under our Advertising Commitment Agreement with Qwest consists primarily of directory services revenue.

We enter into transactions such as exclusivity arrangements, sponsorships and other media access transactions whereby our products and services are promoted by a third party and, in exchange, we carry that party’s advertisement. We account for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with reasonably similar items sold or purchased for cash. These related revenue items are currently included in local directory services revenue. The revenue from such transactions for the year ended December 31, 2005 represented approximately 1% of total revenue for the year.

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

Costs incurred in the current period and subject to deferral include direct costs associated with the publication of directories, including sales commissions, paper, printing, transportation, distribution and pre-press production, as well as employee and systems support costs relating to each of the foregoing. Sales commissions include commissions paid to employees for sales to local advertisers and to CMRs, which act as our channel to national advertisers. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of delivery.

General and administrative expense

Our general and administrative expense consists primarily of the costs of advertising, promotion and marketing, administrative staff, pension and post-retirement benefits, information technology, training, account billing, corporate management, office and facilities expense and bad debt expense. All our general and administrative expense is recognized in the period in which it is incurred.

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

Items Affecting Comparability Between Periods

Prior to the Dex Media IPO in July 2004, we were obligated to pay an aggregate annual advisory fee of $1.0 million to each of The Carlyle Group (“Carlyle”) and Welsh Carson Anderson & Stowe (“WCAS”). In connection with the Dex Media IPO, we made a lump sum payment of $5.0 million to each of Carlyle and WCAS to terminate our obligation to pay such annual advisory fees. An aggregate of approximately $1.0 million of such annual advisory fees is reflected in our historical financial data for the year ended December 31, 2004. Such amount does not include the $10.0 million paid to each of Carlyle and WCAS at the time of the Dex Media IPO to terminate our obligation to pay such annual advisory fee.

During the year ended December 31, 2004, we paid and recorded a redemption fee of $22.3 million to redeem a portion of our senior subordinated notes in conjunction with the Dex Media IPO in July 2004. The redemption fee was recorded as interest expense in the year ended December 31, 2004. No such fees were incurred during the year ended December 31, 2005.

During the year ended December 31, 2005, we incurred $5.0 million of costs related to our acquisition by Donnelley. These costs primarily relate to financial advisory, legal and accounting fees and are included in general and administrative expense in our condensed consolidated statements of operations. No such costs were recorded in the year ended December 31, 2004.

During the year ended December 31, 2005, we recorded a pension settlement loss of $1.4 million as a result of lump sum payments to participants in excess of the sum of the service cost plus the interest cost component of the periodic pension costs for the year. No pension settlement losses were recorded in the year ended December 31, 2004.

During the year ended December 31, 2005, we recorded stock compensation expense of $5.0 million related to modifications of certain stock options. See Note 9(b) to the consolidated financial statements contained elsewhere in this annual report. No such expense was recorded during the year ended December 31, 2004.

Year ended December 31, 2005 compared to the year ended December 31, 2004

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)

Revenue:
Local directory services	$581,950	$589,986
National directory services	103,228	102,378
Qwest advertising	9,657	14,640
Other revenue	21,644	16,014

Total revenue	716,479	723,018
Cost of revenue, excluding depreciation and amortization expense	218,737	220,075

Gross profit, excluding depreciation and amortization expense	$497,742	$502,943
Gross margin, excluding depreciation and amortization expense	69.5%	69.6%
General and administrative expense, including bad debt expense and termination of annual advisory fees	$113,263	$112,449

Revenue

Total revenue decreased by $6.5 million, or 0.9%, to $716.5 million for the year ended December 31, 2005 from $723.0 million for the year ended December 31, 2004. The decrease in total revenue was primarily due to decreases in local directory services revenue and Qwest advertising revenue, and was partially offset by an increase in other revenue.

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

Local directory services revenue decreased $8.0 million, or 1.4%, to $582.0 million for the year ended December 31, 2005 compared to $590.0 million for the year ended December 31, 2004. Local directory services revenue accounted for 81.2% and 81.6% for the year ended December 31, 2005 and the year ended December 31, 2004, respectively.

Revenue from national advertisers increased $0.9 million, or 0.8%, to $103.2 million for the year ended December 31, 2005 compared to $102.4 million for the year ended December 31, 2004. National directory services revenue accounted for 14.4% and 14.2% for the year ended December 31, 2005 and the year ended December 31, 2004, respectively.

Revenue from Qwest advertising decreased $5.0 million, or 34.0% to $9.7 million for the year ended December 31, 2005 from $14.6 million for the year ended December 31, 2004. The decrease in Qwest advertising revenue was a result of timing of Qwest’s purchases under its Advertising Commitment Agreement with us. Under the Advertising Commitment Agreement, Qwest is obligated to purchase $20.0 million collectively in advertising from us and Dex Media West. However, if in any given year Qwest exceeds $20.0 million of advertising purchases, up to $5.0 million of the excess will be credited to the following year’s purchase commitments. As a result of purchases in excess of the $20.0 million for the year ended

December 31, 2003, Qwest purchased less than $20.0 million of Dex advertising in 2004, of which a portion is deferred and recognized over the life of the related directory in 2005.

Other revenue increased by $5.6 million, or 35.2%, to $21.6 million for the year ended December 31, 2005 from $16.0 million for the year ended December 31, 2004. The increase in other revenue was primarily due to an increase in Internet revenue and an increase in the fees the Company collects from customers who pay their accounts late, and was partially offset by a decrease in direct marketing revenue.

Cost of Revenue

Cost of revenue recognized was $218.7 million for the year ended December 31, 2005 compared to $220.1 million for the year ended December 31, 2004. Cost of revenue recognized represented 30.5% of revenue for the year ended December 31, 2005, compared to 30.4% of revenue for the year ended December 31, 2004.

For the years ended December 31, 2005 and 2004, we incurred costs subject to deferral and amortization of $215.5 million and $224.6 million, respectively. As described below, the decrease in incurred costs primarily resulted from decreased employee costs and direct costs of publishing offset by an increase in contracting and professional fees.

Employee costs incurred decreased by $9.1 million, or 9.2%, to $89.6 million for the year ended December 31, 2005 from $98.7 million for the year ended December 31, 2004. The decrease primarily resulted from a reduction in the number of employees, which related primarily to planned workforce reductions.

Direct costs of publishing incurred, which primarily included paper, printing and distribution, decreased $5.7 million, or 7.5%, to $70.7 million for the year ended December 31, 2005 from $76.4 million for the year ended December 31, 2004. The decrease was primarily a result of declining printing costs in 2005 due to the implementation of a new printing agreement with one of our two outside providers of printing services, and was partially offset by an increase in the number of directories we published in 2005.

Contracting and professional fees incurred increased $6.2 million, or 46.6%, to $19.5 million for the year ended December 31, 2005 from $13.3 million for the year ended December 31, 2004. The increase is primarily due to costs related to supporting our new production system, which we began to occur in the second quarter of 2004, and incremental costs paid to vendors related to the fulfillment of Dex Web Clickstm, which launched in early 2005.

National commissions incurred increased $2.2 million, or 10.1%, to $23.9 million for the year ended December 31, 2005 from $21.7 million for the year ended December 31, 2004.

Other cost of revenue incurred, which primarily includes systems expense, national commissions and office and facilities expense were $11.8 million and $14.5 million for the year ended December 31, 2005 and 2004, respectively.

Gross Profit

Our gross profit was $497.7 million for the year ended December 31, 2005 compared to $502.9 million for the year ended December 31, 2004. Gross margin was 69.5% for the year ended December 31, 2005 compared to 69.6% for the year ended December 31, 2004.

General and Administrative Expense

General and administrative expense, including bad debt expense, increased $0.8 million, or 0.7%, to $113.3 million from $112.4 million for the year ended December 31, 2004. The increase was primarily a result of increases in employee costs, contracting and professional fees and bad debt expense offset by a decrease due to the termination fee paid in 2004 to end the annual advisory fee paid to Carlyle and WCAS.

Employee costs increased $6.2 million, or 22.6%, to $33.6 million from $27.4 million for the years ended December 31, 2005 and 2004, respectively. Employee costs include salaries and wages, benefits, including pension expense and employee stock compensation, and other employee costs. Salaries and wages were $14.9 million and $15.5 million for the years ended December 31, 2005 and 2004, respectively. Benefits were $13.5 million and $7.5 million for the years ended December 31, 2005 and 2004, respectively. The increase in benefits is due primarily to a one-time stock-based compensation change of $5.0 million related to the modification of certain stock option terms and a pension settlement loss of $1.4 million as a result of lump sum payments to participants in excess of the sum of service cost plus the interest component of the periodic pension costs for the year. Other employee costs were $5.2 million and $4.4 million for the years ended December 31, 2005 and 2004, respectively.

Advertising expense decreased $1.7 million, or 9.2%, to $16.8 million for the year ended December 31, 2005 from $18.5 million for the year ended December 31, 2004. Advertising as a percent of revenue, decreased to 2.3% for the year ended December 31, 2005 from 2.6%, for the year ended December 31, 2004.

Contracting and professional fees increased $4.1 million, or 21.1%, to $23.5 million for the year ended December 31, 2005 from $19.4 million for the year ended December 31, 2004. The increase was primarily a result of financial advisory, accounting and legal fees incurred in 2005 in connection with our merger with Donnelley. This increase was partially offset by the elimination in 2004 of the $2.0 million annual advisory fee payable to each of Carlyle and WCAS to eliminate our contractual obligation to pay such annual advisory fee.

Bad debt expense increased $4.6 million, or 21.7%, to $25.8 million for the year ended December 31, 2005 from $21.2 million for the year ended December 31, 2004. Bad debt expense as a percent of total revenue was 3.6% for the year end December 31, 2005 compared to 2.9% for the year ended December 31, 2004. The increase in bad debt expense reflects the Company’s decision to accept higher levels of credit risk.

In connection with the Dex Media IPO, we paid $5.0 million to each of Carlyle and WCAS to eliminate the $2.0 million aggregate annual advisory fee payable under their management consulting agreements. This non-recurring termination fee was not incurred in 2005. The annual advisory fee paid in prior periods is included in contracting and professional fees.

All other general and administrative expense, decreased $2.3 million, or 14.5%, to $13.6 million for the year ended December 31, 2005 from $15.9 million for the year ended December 31, 2004.

Amortization of Intangibles

For the years ended December 31, 2005 and 2004, we recognized $153.7 million and $181.1 million, respectively, in amortization expense related to our identifiable intangible assets. The decrease in amortization from the prior year was the result of a declining method used to amortize the value of acquired customers in proportion with their estimated retention lives.

Interest Expense

We recognized interest expense of $146.2 million and $199.7 million for the years ended December 31, 2005 and 2004, respectively. The decrease in interest expense is primarily a result of debt repayments including the redemption of $183.8 million of the senior subordinated debt paid in conjunction with the Dex Media IPO. Interest expense for the year ended December 31, 2005 and 2004 included $15.5 million and $28.9 million, respectively, of amortization of deferred financing costs.

Income Taxes

SFAS No. 109 requires that we recognize deferred income tax assets on net operating losses to the extent realization of these assets is more likely than not. As of December 31, 2005 we have recorded $23.0 million of net deferred income tax assets, of which $0 relates to estimated net operating loss carryforwards. As of December 31, 2004 we recorded $46.5 million of net deferred income tax assets, of which $28.3 million resulted from estimated net operating loss carryforwards of $66.7 million. The net operating loss carryforwards do not begin to expire until 2022. Based upon current projections of income and expenses, we have determined that it is more likely than not that we will utilize these deferred tax assets before the expiration of the net operating loss carryforward periods. Accordingly, no valuation allowance has been recorded.

MATERIAL TRENDS, KNOWN FACTS AND UNCERTAINTIES

Directory Services Revenue

For the year ended December 31, 2005, approximately 97% of our revenue came from directory services, our bundled advertising solution that includes print, Internet-based directories and CD-ROMs. Our ability to increase directory services revenue is dependent on our ability to attract and retain advertisers or increase revenue per advertiser account through a change in advertising volume, rates and/or new product offerings.

Competition

The U.S. directory advertising industry is highly competitive. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as the U.S. business of Yell Group Ltd and Phone Directories Company. In some markets, we also compete with other incumbent publishers in overlapping and adjacent markets. Competition from other yellow pages publishers affects our ability to attract and retain advertisers and to increase advertising rates.

The Internet has emerged as a medium for advertisers. We compete through our Internet site, DexOnline.com with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications, that provide classified directory information, such as Switchboard.com, Citysearch.com and Zagat.com, and with search engines and portals, such as Yahoo!, Google, MSN and others, some of which have entered into affiliate agreements with other major directory publishers. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future.

Internet

We believe that our Internet-based directory, DexOnline.com, is an extension of our printed directories. We believe that any decline in the usage of our printed directories could be offset in part by an increase in usage of our Internet-based directory, DexOnline.com. Additionally, the full roll-out of Dex Web Clicks will serve to provide our advertisers with a simplified solution to their participation in the complex area of auction-based internet advertising and could provide us with incremental revenue growth. However, if we are unsuccessful in monetizing increased usage from our Internet-based directory or are not able to effectively deliver Dex Web Clicks, our business could be negatively impacted.

Paper Prices

Paper is our principal raw material. Substantially all of the paper that we use (other than for covers) is supplied by two companies: Nippon and Catalyst. Prices under these two agreements are negotiated each year based on prevailing market rates, which have been declining consistent with general U.S. market trends for directory paper over the last three years. Since the second half of 2004, pulp prices have been increasing at rates higher than the general inflation rate. This has resulted in upward pressure on our paper prices. The effect of such upward price pressure has been moderated due to the fact that prices under both our paper agreements are subject to certain price escalation limits.

Fuel Prices

Fuel is an indirect and minor part of our cost structure. However, rising fuel prices could impact the transportation and distribution of our print directories at current service and cost levels. Our existing transportation agreement caps the diesel fuel surcharge well below the spot market diesel fuel surcharges. Although there is no current impact on our service levels and transportation/distribution costs, rising fuel costs could have a negative impact on us.

Income Taxes

The Company is subject to income taxes in the United States. The Company recently completed, subject to the Area Director’s approval, an audit by the IRS for the tax years ending November 30, 2002 and 2003. In connection with the audit, the Company and the IRS have agreed that approximately $46 million of costs incurred to consummate the Dex East Acquisition and Dex West Acquisition should be capitalized to the cost of the assets acquired and amortized over 15 years. This settlement is not material to our financial position, results of operations or cash flows.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” and has subsequently issued various related FASB Staff Positions (FSPs”). This statement and FSPs establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement and FSPs are effective for public companies for new awards granted and outstanding awards modified, repurchased or cancelled for periods beginning after the effective date. The statement and FSPs also require that for outstanding options accounted for under APB No. 25 or SFAS No. 123, stock-based compensation expense be recognized in earnings for periods beginning after the effective date for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123. The adoption of SFAS No. 123R and FSPs will not have a material impact on the Company’s financial statements.

On March 29, 2005, the SEC released SAB No. 107, which provides an interpretation of SFAS No. 123R and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123R. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

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

Other Items

In its final review of the Company’s financial statements included in this annual report on Form 10-K, management identified and corrected a misclassification that appeared in our press release dated February 22, 2006, which was filed as Exhibit 99.1 to our Current Report on form 8-K furnished to the SEC on February 22, 2006. The misclassification involved outstanding accounts receivable balances that were improperly classified as cash. The result of correcting this misclassification is a decrease in cash and cash provided by operating activities of $0.2 million (to $0 and $255.0 million, respectively) as of and for the year ended December 31, 2005, and an increase in accounts receivable and accounts payable of $1.0 million and $0.8 million, respectively (to $70.4 million and $40.5 million, respectively) as of December 31, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Long-Term Debt

As of December 31, 2005, we had a total outstanding debt balance of $1,563.7 million, comprised of: (i) $772.5 million of variable rate debt drawn under the secured credit facilities; (ii) $450.0 million of unsecured senior notes; and (iii) $341.3 million of unsecured senior subordinated notes. The credit facilities were made up of $322.0 million of a Tranche A term loan maturing in November 2008, $433.5 million of a Tranche B term loan maturing in May 2009 and $17.0 million borrowing on a revolving loan. Due to the variable rate characteristics of the credit facilities, the carrying amounts of the Tranche A term loan and Tranche B term loan approximated fair values.

Dex Media East’s $450.0 million unsecured senior notes bear a fixed interest rate of 9.875% and mature in November 2009. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of such notes was $487.1 million at December 31, 2005.

Dex Media East’s $341.3 million unsecured senior subordinated notes bear a fixed interest rate of 12.125% and mature in November 2012. Due to changes in interest rates and market conditions since the issuance of these fixed rate notes, the fair value of such notes was $399.7 million at December 31, 2005. Please refer to Note 6 in the accompanying consolidated financial statements for details on the required annual principal payments on long-term debt.

Interest Rate Risk

As of December 31, 2005, we had $17.0 million of debt outstanding under our revolving credit facility (with an approximate additional $1.1 million committed under two stand-by letters of credit), $322.0 million of debt outstanding under our Tranche A term loan facility and $433.5 million of debt outstanding under our Tranche B term loan facility. Our revolving credit facility and each of our term loan facilities are subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. We have hedged a portion of our interest rate risk. The interest rate swap agreements became effective May 8, 2003. Currently, we have two interest rate swap agreements: an interest rate swap with a notional amount of $50.0 million and an applicable fixed rate of 3.638% that will expire in November 2007, and an interest rate swap with a notional amount of $75.0 million and an applicable fixed rate of 4.085% that will expire in May 2008. Assuming we had incurred this level of borrowings and interest rate swap agreements on January  1, 2005 with interest payable at variable rates and assuming a one percentage point increase in the average interest rate under these borrowings and interest rate swap agreements, our interest expense for the year ended December 31, 2005 would have increased by $6.6 million. We do not intend to use any financial derivative instruments for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Dex Media, Inc.:

We have audited the accompanying consolidated balance sheets of Dex Media East LLC (an indirect wholly owned subsidiary of Dex Media, Inc.) and subsidiaries as of December 31, 2005 and 2004, and the consolidated statements of operations, cash flows, and changes in owner’s equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dex Media East LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Denver, Colorado
March 15, 2006

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Consolidated Balance Sheets

	As of December 31,
	2005	2004
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	70,437	56,123
Deferred directory costs	139,389	135,417
Current deferred income taxes	7,629	8,189
Other current assets	4,130	5,181

Total current assets	221,585	204,910
Property, plant and equipment, net	53,909	50,750
Goodwill	890,731	890,731
Intangible assets, net	1,209,992	1,363,673
Deferred income taxes	15,395	38,297
Deferred financing costs	37,032	50,924
Other assets	1,568	1,180

Total Assets	$2,430,212	$2,600,465

LIABILITIES AND OWNER’S EQUITY
Current liabilities:
Accounts payable	$40,488	$38,997
Amounts due to affiliate	4,665	6,311
Deferred revenue and customer deposits	107,790	96,587
Accrued interest payable	17,533	14,463
Current portion of long-term debt	129,290	105,232
Other accrued liabilities	13,554	10,134

Total current liabilities	313,320	271,724
Long-term debt	1,434,458	1,655,302
Amounts due to affiliate related to post-retirement and other post-employment obligations	44,173	38,843
Other liabilities	1,292	1,028

Total Liabilities	1,793,243	1,966,897

Commitments and contingencies (Note 12)
Owner’s interest	665,037	705,906
Accumulated deficit	(29,381)	(71,550)
Accumulated other comprehensive income (loss)	1,313	(788)

Total Owner’s Equity	636,969	633,568

Total Liabilities and Owner’s Equity	$2,430,212	$2,600,465

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Revenue	$716,479	$723,018	$668,940
Operating Expenses:
Cost of revenue	218,737	220,075	201,672
General and administrative expense	87,502	81,280	77,482
Bad debt expense	25,761	21,169	23,682
Termination of annual advisory fees	—	10,000	—
Depreciation and amortization expense	13,093	12,155	10,367
Amortization of intangibles	153,681	181,127	214,360

Total operating expenses	498,774	525,806	527,563

Operating income	217,705	197,212	141,377
Other (income) expense:
Interest income	(226)	(404)	(530)
Interest expense	146,244	199,703	198,265
Other (income) expense, net	(274)	43	12,057

Income (loss) before income taxes	71,961	(2,130)	(68,415)
Income tax provision (benefit)	29,792	(482)	(26,617)

Net income (loss)	$42,169	$(1,648)	$(41,798)

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Operating activities:
Net income (loss)	$42,169	$(1,648)	$(41,798)
Adjustments to net income (loss):
Bad debt expense	25,761	21,169	23,682
Depreciation and amortization expense	13,093	12,155	10,367
Amortization of intangibles	153,681	181,127	214,360
Realized gain on foreign currency derivative instrument	—	—	(3,875)
Realized loss on translation of foreign currency debt	—	—	3,908
Amortization of deferred financing costs	15,547	28,899	18,166
Stock-based compensation expense	5,847	550	—
Loss on disposition of assets	95	—	—
Deferred tax benefit	22,124	(482)	(26,617)
Changes in operating assets and liabilities:
Accounts receivable	(37,433)	(14,562)	(18,464)
Deferred directory costs	(3,971)	(7,084)	(16,961)
Amounts due from affiliates	—	—	(19,584)
Other current assets	2,087	724	(2,426)
Other long-term assets	652	583	(1,119)
Amounts due from affiliate related to post-retirement and other post-employment benefits	—	—	(1,741)
Accounts payable and other liabilities	2,020	(9,499)	35,076
Accrued interest	3,070	(4,396)	(5,867)
Deferred revenue and customer deposits	11,203	(7,863)	37,002
Amounts due to affiliates	(7,342)	2,082	—
Other long-term liabilities	1,071	(315)	—
Amounts due to affiliate related to post-retirement and other post-employment benefits	5,330	4,981	—
Employee benefit plan obligations and other, net	—	—	5,352

Cash provided by operating activities	255,004	206,421	209,461

Investing activities:
Expenditures for property, plant and equipment	(4,151)	(6,636)	(7,691)
Capitalized software development costs	(12,196)	(16,602)	(22,468)
Acquisition of Dex East	—	—	(778)
Proceeds from disposition of investment	—	—	17,190
Escrow deposits	—	—	(2,000)
Escrow funds released	—	—	4,000

Cash used for investing activities	(16,347)	(23,238)	(11,747)

Financing activities:
Proceeds from borrowings on revolving credit facility	170,500	38,000	9,000
Repayments of borrowings on revolving credit facility	(153,500)	(38,000)	(9,000)
Proceeds from issuance of long-term debt	—	—	160,000
Payments on long-term debt	(213,786)	(380,332)	(230,135)
Payment of refinancing costs	—	(941)	—
Contributions from owner	—	212,280	50,000
Distributions to owner	(40,216)	(16,948)	(214,139)
Payment of deferred financing costs	(1,655)	—	(2,846)
Cash received on foreign currency swap settlement	—	—	4,538

Cash used for financing activities	(238,657)	(185,941)	(232,582)

Cash and cash equivalents:
Increase (decrease)	—	(2,758)	(34,868)
Beginning balance	—	2,758	37,626

Ending balance	$—	$—	$2,758

Supplemental cash flow disclosures:
Interest paid	$127,627	$176,168	$185,108
Non-cash investing and financing activities:
Distribution payable to owner	$(5,696)	$—	$(112)
Distribution to owner	(1,045)	(4,374)	—
Contributions received from owner	—	—	23,536

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Consolidated Statements of Changes in Owner’s Equity And Comprehensive Income (Loss)

			Accumulated
			Other	Total
	Owner’s	Accumulated	Comprehensive	Owner’s	Comprehensive
	Interest	Deficit	Income (Loss)	Equity	Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2002	$655,000	(28,104)	(3,517)	623,379
Net loss		(41,798)		(41,798)	$(41,798)
Other comprehensive loss			(509)	(509)	(509)

Comprehensive loss					$(42,307)

Contributions from Owner	73,536			73,536
Distributions to Owner	(214,250)			(214,250)

Balance, December 31, 2003	514,286	(69,902)	(4,026)	440,358
Net loss		(1,648)		(1,648)	$(1,648)
Other comprehensive income			3,238	3,238	3,238

Comprehensive income					$1,590

Stock-based compensation expense	550			550
Contributions from Owner	212,280			212,280
Distributions to Owner	(21,210)			(21,210)

Balance, December 31, 2004	705,906	(71,550)	(788)	633,568
Net income		42,169		42,169	$42,169
Other comprehensive income			2,101	2,101	2,101

Comprehensive income					$44,270

Stock-based compensation expense	5,847			5,847
Tax impact of common stock option exercises	241			241
Distributions to Owner	(46,957)			(46,957)

Balance, December 31, 2005	$665,037	$(29,381)	$1,313	$636,969

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

Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms: The Carlyle Group (“Carlyle”) and Welsh, Carson, Anderson & Stowe (“WCAS”). In the first phase of the purchase, consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States (“Dex East” or the “Predecessor”) to the Company (the “Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned to Dex Media West LLC (“Dex Media West”), another indirect wholly-owned subsidiary of Dex Media, its right to purchase the directory business of Qwest Dex in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming. Dex Holdings was dissolved effective January 1, 2005.

On January 31, 2006, our indirect parent, Dex Media, merged with and into Forward Acquisition Corporation (“FAC”), a wholly owned subsidiary of R.H. Donnelley Corporation (“Donnelley”). In the merger, each share of Dex Media’s common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock. In connection with the consummation of the merger (the “Donnelley Merger”), the name FAC was changed to Dex Media, Inc. As a result of the merger, Dex Media became a wholly owned subsidiary of Donnelley and we became an indirect wholly owned subsidiary of Donnelley.

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

(c)  Dex Media Initial Public Offering

Effective on July 21, 2004, Dex Media consummated its initial public offering of common stock (“the Dex Media IPO”). Immediately prior to the Dex Media IPO, Dex Media effected a 10-for-1 split of all authorized shares of common stock. Share and per share data for all periods subsequent to November  8, 2002 have been restated to reflect the stock split. Part of the proceeds related to the Dex Media IPO were used to redeem $183.8 million of the Company’s senior subordinated notes on August 26, 2004 at a redemption price of 112.125% along with the accrued and unpaid interest. In connection with the Dex Media IPO, the Company paid $5.0 million to each of Carlyle and WCAS to eliminate the $2.0 million annual advisory fee payable under its management consulting agreements.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

2.	Basis of Presentation

(a)  General

The accompanying consolidated balance sheets as of December 31, 2005 and 2004, and the consolidated statements of operations, cash flows and changes in owner’s equity for the years ended December 31, 2005, 2004 and 2003 reflect the consolidated financial position, results of operations and cash flows of the Company from the date of acquisition and include all material adjustments required under purchase accounting.

(b)  Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 presentation. During the year ended December 31, 2005, the Company reclassified amounts for late fees received from its customers from interest income to revenue. Late fees received for the years ended December 31, 2005, 2004 and 2003 totaling $1.2 million, $0.3 million and $0.2 million, respectively, were recorded in revenue in the accompanying consolidated statements of operations.

3.	Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements of the Company include the results of operations, financial position and cash flows of Dex Media East and its two wholly-owned subsidiaries, Dex Media East Finance Co. and Dex Media International Inc. All intercompany balances and transactions have been eliminated in the consolidation.

(b)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts and disclosures reported in these consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

(c)  Revenue Recognition

The sale of advertising in printed directories published by the Company is the primary source of revenue. The Company recognizes revenue ratably over the life of each directory using the deferral and amortization method of accounting, with revenue recognition commencing in the month of delivery. The Company recognizes revenue for advertising on its Internet-based directory, DexOnline.com, ratably over the period the advertisement appears on the site. Other products and services are recognized as delivered or provided.

The Company publishes white and yellow pages directories with primarily 12-month lives. From time to time, the Company may choose to change the publication dates of certain directories in order to more efficiently manage work and customer flow. The lives of the affected directories are expected to be 12 months thereafter. Such publication date changes do not have a significant impact on the Company’s recognized revenue as the Company’s sales contracts generally allow for the billing of additional monthly charges in the case of directories with extended lives. For the years ended December 31, 2005, 2004 and 2003, the Company published 160, 149 and 147 directories, respectively.

The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions where the Company’s products and services are promoted by a third party and, in exchange, the Company carries that party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 “Accounting for Advertising Barter

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Transactions”. Revenue and expense related to such transactions are classified in the consolidated statements of operations consistently with similar items sold or purchased for cash. Such transactions were not significant to the Company’s operations for the years ended December 31, 2005, 2004 and 2003.

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

(g)  Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expenses of $16.8 million, $18.5 million and $11.7 million are included in general and administrative expense in the Company’s consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003.

(h)  Cash and Cash Equivalents

The Company considers cash on hand, deposits in banks and investments purchased with original maturities of three months or less to be cash and cash equivalents.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

(i)  Accounts Receivable

The Company has a billing and collection agreement with Qwest. Under that agreement, certain receivables are billed and collected by Qwest on behalf of the Company for customers common between the Company and Qwest within the Dex East States. Qwest purchases these accounts receivable from the Company on a full recourse basis, and as such, the Company continues to include its portion of any related bad debt reserves in its consolidated balance sheets.

The Company reports its accounts receivable at the outstanding principal net of the allowance for doubtful accounts. The allowance for doubtful accounts for Company billed local trade receivables is estimated based upon a combination of historical experience of actual sales write-offs and an analysis of amounts past due more than 75 days, as determined by the contractual term of each sale. The allowance for doubtful accounts for national trade receivables includes specifically identified uncollectible accounts. Receivables are charged against the allowance for doubtful accounts when deemed uncollectible by collection managers and any recoveries of previous charges are recorded as a reduction of the allowance for doubtful accounts.

For accounts receivable purchased by Qwest, the Company uses a rolling 12-month average of write-offs compared to the prior 12 months of billings to estimate the necessary allowance for doubtful accounts. When a receivable is deemed to be uncollectible, the Company reduces its receivable against the allowance for doubtful accounts. Any recoveries of amounts previously charged against the allowance for doubtful accounts are recorded as a reduction of the allowance for doubtful accounts.

The Company charges a percentage finance charge on certain past due trade receivables. The Company does not recognize finance charges until the cash is collected from the customer.

The following table presents a breakdown of accounts receivable balances as of December 31 (in thousands):

	2005	2004

Trade accounts receivable	$81,408	$61,566
Amounts due from Qwest related to purchased receivables	995	6,098
Other accounts receivable	—	1,132
Less: allowance for doubtful accounts	(11,966)	(12,673)

Accounts receivable, net	$70,437	$56,123

	Balance at
	Beginning	Costs and		Balance at
	of Period	Expenses	Deductions(1)	End of Period

Year ended December 31, 2003	$8,013	$23,682	$(22,065)	$9,630
Year ended December 31, 2004	9,630	21,169	(18,126)	12,673
Year ended December 31, 2005	12,673	25,761	(26,468)	11,966

(1)	Represents uncollectible accounts charged against the allowance for doubtful accounts.

(j)  Property, Plant and Equipment

Assets acquired as part of the Acquisition were recorded at fair value as of the acquisition date and are amortized over their remaining useful life using the straight-line method. For assets purchased after the Acquisition, property, plant and equipment is carried at cost and is depreciated using the straight-line method over the estimated useful lives of the assets except that leasehold improvements are depreciated over the

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

shorter of the estimated useful life or remaining life of the lease. The following table presents the estimated useful lives of each asset type:

Estimated lives

Computers and equipment	3-7 years
Leasehold improvements	5 years
Capitalized software	9 months-7 years
Furniture and fixtures	7 years

The cost of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed as incurred. When property, plant and equipment is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in other (income) expense.

(k)  Computer Software

Internally used software, whether purchased or internally developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to seven years. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services are capitalized. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that those modifications enable the software to perform tasks that it was previously incapable of performing. Software maintenance and training costs are expensed in the period in which they are incurred. Gross computer software costs of $62.0 million, $47.7 million and $13.6 million at December 31, 2005, 2004 and 2003, respectively, are included in property, plant and equipment. Amortization of capitalized computer software costs totaled $8.6 million, $7.4 million and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, the Company shortened the estimated useful life of certain software projects. The Company accounts for such changes in estimate prospectively from the date of the change.

(l)  Deferred Financing Costs

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from six to ten years. Amortization of these costs and a proportionate amount of unamortized costs related to debt prepayments are charged to interest expense in the accompanying consolidated statements of operations. The carrying values of deferred financing costs in the accompanying consolidated balance sheets at December 31, 2005 and 2004 were $37.0 million and $50.9 million, respectively.

(m)  Long-Lived Assets

The impairment of long-lived assets is assessed whenever events or changes in circumstances indicate that their carrying value may not be recoverable through expected future undiscounted cash flows. If the total expected future undiscounted cash flows are less than the carrying value of the asset, the asset is written down to its estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

The Company’s policy is to evaluate the carrying value of goodwill and identified intangibles not subject to amortization at the end of the third quarter of each fiscal year. Under SFAS No. 142, impairment of goodwill may exist if the carrying value of the reporting unit to which it is allocated exceeds the fair value of the reporting unit. The Company has one reporting unit and therefore compares the carrying value of the Company to its fair value. Fair value of the Company is estimated using a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). Under SFAS No. 142, indefinite-lived intangible assets are impaired if the fair value of the asset exceeds its carrying amount.

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

As of December 31, 2005, the Company does not believe any impairment of goodwill or other identified intangible assets has occurred.

(o)  Stock-Based Compensation

The Company accounts for the Stock Option Plan of Dex Media, Inc., (the “2002 Plan”) and the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”) as more fully discussed in Note 9(b), under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company recognizes compensation expense for its awards with pro rata vesting on a straight-line basis. Had the Company accounted for employee stock option grants under the minimum value method for options issued prior to Dex Media becoming a publicly

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

traded company and the fair value method after Dex Media became a publicly traded company, both of which are prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the pro forma results of the Company for the years ended December 31, 2005, 2004 and 2003 would have been as follows (dollars in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Net income (loss):
As reported	$42,169	$(1,648)	$(41,798)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,373	336	—
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(850)	(700)	(180)

Pro forma	$44,692	$(2,012)	$(41,978)

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

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

(r)  Income Tax Provision

The Company is included in the consolidated Federal income tax return and combined or consolidated state income tax returns, where permitted, for Dex Media, the Company’s indirect parent. Although the Company is a single member limited liability company and is disregarded as a taxable entity for income tax purposes, the Company calculates and records income taxes as if it filed a tax return on a stand-alone basis at the direct parent level.

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

(s)  Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term borrowings. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their short-term nature. The carrying value of the Company’s variable-rate long-term debt approximates fair value because the related interest rates reset to current market rates on a short-term basis. The fair value of the Company’s fixed-rate long-term debt is estimated by the current market price as provided by a third party investment bank as of December 31, 2005.

(t)  New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” and has subsequently issued various related FASB Staff Positions (“FSPs”). This statement and FSPs establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement and FSPs are effective for public companies for new awards granted and outstanding awards modified, repurchased or cancelled for periods beginning after the

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

effective date. The statement and FSPs also require that for outstanding options accounted for under APB No. 25 or SFAS No. 123, stock-based compensation expense be recognized in earnings for periods beginning after the effective date for the portion of those awards for which the requisite service has not yet been rendered, based upon the grant date fair value of such awards calculated under SFAS 123. The adoption of SFAS No. 123R and FSPs will not have a material impact on the Company’s financial statements.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 107, “Share-based Payment.” SAB No. 107 provides an interpretation of SFAS No. 123R, “Share-based Payment” and its interaction with certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 provides guidance with regard to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R, the modification of employee share options prior to adoptions of SFAS No. 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS No. 123R. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

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

During May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of ABP Opinion No. 20 and FASB Statement No. 3.” This statement applies to all voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior accounting periods as if that principle had always been used. In addition, this statement requires that a change in depreciation method be accounted for as a change in estimate. The requirements are effective for changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

4.	Property, Plant and Equipment

The following table presents the composition of property, plant and equipment as of December 31 (dollars in thousands):

	2005	2004

Computers and equipment	$15,531	$14,023
Leasehold improvements	5,548	5,189
Capitalized software	61,975	47,733
Furniture and fixtures	1,767	1,382
Construction in progress	4,241	5,748

Gross property, plant and equipment	89,062	74,075
Less: accumulated depreciation and amortization	(35,153)	(23,325)

Net property, plant and equipment	$53,909	$50,750

Included in computers and equipment above are $0.2 million net book value of equipment obtained under capital lease agreements. The following are the future minimum lease payments required under these capital leases (in thousands):

2006	$167
2007	52
2008	41
2009	25

Total lease obligation	285
Less: interest	(32)
Less: executory costs	(96)

Capital lease obligation	157
Less: current portion	(63)

Long term capital lease obligation	$94

5.	Goodwill and Intangible Assets

The excess purchase price paid by the Company over its estimate of the fair value of the tangible assets and liabilities of Dex East related to the Acquisition was approximately $2,681.7 million ($890.7 million of goodwill and $1,791.0 million of identifiable intangible assets).

During the year ended December 31, 2005 goodwill was not impaired or otherwise adjusted.

The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets at the end of the third quarter of each fiscal year. Based upon the evaluation performed as of September 30, 2005, goodwill was determined not to be impaired at September 30, 2005. No events have occurred since the date of the Company’s evaluation that would indicate the Company’s goodwill and indefinite-lived intangible assets may be impaired as of December 31, 2005.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Intangible assets (other than goodwill), net of amortization, totaled $1,210.0 million and $1,363.7 million at December 31, 2005 and 2004, respectively. The gross carrying amount and accumulated amortization of identifiable intangible assets and their estimated useful lives are as follows (dollars in thousands):

	As of December 31, 2005
	Gross
	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Life

Intangible Assets
Customer relationships — local	$897,000	$(423,620)	$473,380	20 years(1)
Customer relationships — national	241,000	(90,058)	150,942	25 years(1)
Non-compete/publishing agreements	251,000	(19,750)	231,250	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(42,770)	25,230	5 years
Advertising agreement	23,000	(4,810)	18,190	15 years

Totals	$1,791,000	$581,008	$1,209,992

	As of December 31, 2004
	Gross
	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Life

Intangible Assets
Customer relationships — local	$897,000	$(315,787)	$581,213	20 years(1)
Customer relationships — national	241,000	(65,620)	175,380	25 years(1)
Non-compete/publishing agreements	251,000	(13,470)	237,530	40 years
Dex Trademark	311,000	—	311,000	Indefinite
Qwest Dex Trademark agreement	68,000	(29,170)	38,830	5 years
Advertising agreement	23,000	(3,280)	19,720	15 years

Totals	$1,791,000	$(427,327)	$1,363,673

(1)	Amortization expense is calculated using a declining method in relation to estimated retention lives of acquired customers.

Amortization expense for amortizing intangible assets for the years ended December 31, 2005, 2004 and 2003 were $153.7 million, $181.1 million and $214.4 million, respectively. Estimated amortization expense for the next five years and thereafter is (in thousands):

2006	$130,945
2007	110,135
2008	83,029
2009	70,228
2010	59,692
Thereafter	444,963

$898,992

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

6.	Long-Term Debt

Long-term debt is comprised of the following (in thousands):

	December 31,
	2005	2004

Notes Payable to Banks: (equal right of payment)
Notes payable to banks, Tranche A term loan, bearing interest at adjusted London Interbank Offering Rate (“LIBOR”) plus 1.25% (weighted average rate of 5.51% at December 31, 2005), interest payable at various intervals based on interest rate periods, and principal payable quarterly, maturing in November 2008. The notes are secured by substantially all of the Company’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value	$321,981	$474,654
Notes payable to banks, Tranche B term loan, bearing interest at adjusted LIBOR plus 1.75% (weighted average rate of 5.99% at December 31, 2005), interest payable at various intervals based on interest rate periods, and principal payable quarterly, maturing in May 2009. The notes are secured by substantially all of theCompany’s assets. Due to the repricing characteristics of the debt, the carrying amount of the debt approximates fair value	433,517	494,630
Revolving loan bearing interest at Alternative Base Rate (“ABR”) plus the current applicable interest spread of 0.25% or at adjusted LIBOR plus the current applicable interest spread of 1.25% (weighted average interest rate of 6.19% at December 31, 2005) The revolving loan is secured by substantially all of the Company’s assets	17,000	—
Unsecured Notes Payable: (in descending order of right of payment)
Unsecured senior notes payable, bearing interest at 9.875% , interest payable semi-annually (May and November), principal due in November 2009. At December 31, 2005, the fair value of the notes was approximately $487.1 million	450,000	450,000
Unsecured senior subordinated notes payable, bearing interest at 12.125% , interest payable semi-annually (May and November), principal due in November 2012. At December 31, 2005, the fair value of the notes was approximately $399.7 million	341,250	341,250

	1,563,748	1,760,534
Less: current portion of long-term debt	(129,290)	(105,232)

	$1,434,458	$1,655,302

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2005 the aggregate amounts of required principal payments on long-term debt are as follows (in thousands):

2006	$129,290
2007	117,001
2008	320,856
2009	655,351
2010	—
Thereafter	341,250

$1,563,748

In connection with the Acquisition, the Company entered into a syndicated credit facility consisting of (i) a $100.0 million six year revolving credit facility, (ii) a $530.0 million six year term loan (Tranche A), (iii) a $660.7 million six and a half year term loan (Tranche B), and (iv) a $39.0 million six and a half year term loan payable in Euros (Tranche B-Euros). The entire proceeds from the Tranche A, Tranche B, and Tranche B-Euros term loans, along with $50.0 million of the revolving credit facility were used to consummate the Acquisition. In conjunction with the consummation of the acquisition of Dex West on September 9, 2003, the Company borrowed $160.0 million under the delayed draw provision of its Tranche A term loan. During the years ended December 31, 2005, 2004 and 2003 the Company repaid $213.8 million, $380.3 million and $230.1 million, respectively, on Tranche A term loan, Tranche B term loan and senior subordinated notes. As of December 31, 2005, we had $81.9 million available for additional borrowing under our revolving credit facility. During the year ended December 31, 2005, the Company borrowed $170.5 million and repaid $153.5 million on the revolving credit facility. During the years ended December 31, 2004 and 2003 the Company borrowed and repaid $38.0 million, and $9.0 million, respectively on the revolving credit facility. The $50.0 million draw on the revolving credit facility related to the Acquisition was repaid in December 2002.

On June 16, 2005, the Company amended its credit agreement, as amended and restated, to, among other things (i) permit the Company to engage in accounts receivable securitization transactions not exceeding $168.0 million in the aggregate at any time; (ii) increase the restricted payment basket for cash dividends by Dex Media East from $29.4 million to $42.0 million annually; and (iii) reduce the applicable margins for Tranche A term loans and revolving loans made under such credit agreement.

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

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Interest rate periods greater than three months require quarterly cash interest payments. The interest rate options allow the Company to choose, each time floating interest rates are reset, a LIBOR-based rate or an ABR which shall be the higher of the prime rate or Federal Funds plus 50 basis points. The current applicable interest rate spreads added to LIBOR-based borrowings is 1.25% for Tranche A term loans and revolving credit facility and 1.75% for Tranche B term loans and revolving credit facility. The corresponding spreads on ABR borrowings are 0.25% for Tranche A and 0.75% for Tranche B term loans. The Company is required to pay an annual revolving facility commitment fee of 0.375%, payable quarterly, on the unused portion of the revolving credit facility, and during the years ended December 31, 2005, 2004 and 2003, the Company paid commitment fees of $0.3 million, $0.4 million and $1.1 million, respectively. The Company uses the revolving credit facility for general corporate purposes. As of December 31, 2005, there were $17.0 million of borrowings under the revolving credit facility (with an additional approximate $1.1 million committed under two standby letters of credit). The interest rates on the Tranche A term loan and the revolving credit facility may be reduced depending on certain Company financial ratios. The Company paid interest and fees on the bank facility, senior notes, senior subordinated notes and settlements on the interest rate swap (as more fully discussed in Note 7) of $126.4 million, $174.4 million and $182.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company entered into interest rate swaps, an interest rate cap and a foreign currency hedging transaction to mitigate the interest rate and foreign currency exchange rate risk related to the credit facilities mentioned above. Refer to Note 7 for disclosure on these transactions.

The credit agreement related to the Company’s revolving credit facility and term loan facilities and the indentures related to the Company’s senior notes and senior subordinated notes contain various provisions that limit additional borrowings, capital expenditures, dividend payments and require the maintenance of certain financial covenants. As of December 31, 2005, the Company was in compliance with these covenants.

The obligations under the Company’s revolving credit facility and term loan facilities are guaranteed jointly and severally by Dex Media East, Inc., Dex Media Finance Co. and Dex Media International, Inc. (“Credit Guarantors”). The Company and these entities are all under the common control of Dex Media. The Credit Guarantors shall be responsible for repaying these obligations in the event that the Company fails to perform under these facilities, although the credit guarantors had no assets or operations as of December 31, 2005.

As discussed in Note 1(c), the Company’s indirect parent, Dex Media, consummated the Dex Media IPO effective July 21, 2004. Part of the proceeds related to the Dex Media IPO was used to redeem $183.8 million of the Company’s senior subordinated notes at a redemption price of 112.125% along with accrued and unpaid interest.

The obligations under the Company’s senior notes and senior subordinated notes are guaranteed by Dex Media International, Inc. The Company has a principal obligation of $791.3 million for these notes, for which Dex Media International, Inc. shall be responsible for repaying in the event that the Company and Dex Media East Finance Co., co-issuer of the senior notes and senior subordinated notes, fail to perform under these notes, although the co-issuer and Dex Media International, Inc. had no independent assets or operations as of December 31, 2005.

The Company registered its 9 7/8% senior notes and 12 1/8% subordinated senior notes with the SEC through an exchange offer completed on May 6, 2003.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

7.	Derivative Instruments and Hedging Activities

The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To meet this objective, the Company entered into four fixed interest rate swap agreements and an interest rate cap agreement to manage fluctuations in cash flows resulting from adverse changes in interest rates on variable rate debt. The fixed interest rate swaps effectively change the variable-rate cash flow exposure on the debt obligations, to the extent of the notional amount of the swaps, to fixed cash flows. Under the terms of the fixed interest rate swaps, the Company receives fluctuating interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate interest payments. The purpose of the interest rate cap agreement is to limit interest payments resulting from materially adverse changes in interest rates made to the extent of the notional amount of the cap agreement.

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

During November 2002, the Company entered into four interest rate swap agreements to hedge against the effects of increases in the interest rates associated with floating rate debt on its term loan facilities. As of December 31, 2005, there were two interest rate swap agreements, an interest rate swap agreement with a notional amount of $50.0 million, and an applicable fixed rate of 3.638% that will expire in November 2007, and an interest rate swap agreement with a notional amount of $75.0 million and an applicable fixed rate of 4.085% that will expire in May 2008.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate term loan obligations are reported in accumulated other comprehensive income, net of tax (“AOCI”). These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest payments affect earnings. During the years ended December 31, 2005, 2004 and 2003, the Company reclassified hedging losses of $1.0 million, $6.2 million and $4.6 million, respectively, into earnings. For the years ended December 31, 2005 and 2004 the Company had $2.1 million and $3.2 million of unrealized gains, net of tax, included in other comprehensive income. For the year ended December 31, 2003, the Company had $0.5 million of unrealized losses, net of tax, included in other comprehensive loss. The Company had $1.3 million of unrealized gains and $0.8 million of unrealized losses, net of tax, included in AOCI as of December 31, 2005 and 2004, respectively.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2005, $0.6 million of deferred gains, net of tax, on derivative instruments recorded in other comprehensive income are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative gains to earnings.

During November 2002, the Company entered into a foreign currency swap agreement to hedge against the effects of foreign currency fluctuations between the U.S. Dollar and the Euro on its Tranche B-Euros. The foreign currency swap agreement did not qualify for hedge accounting treatment and, therefore, all gains and losses resulting from the change in fair value of the foreign currency swap were reported directly in earnings. In conjunction with the refinancing of Tranche B-Euros in November 2003 as more fully discussed in Note  6, the foreign currency swap agreement was settled resulting in a gain of $3.9 million reported in earnings for the year ended December 31, 2003.

During November 2002, the Company entered into an interest rate cap agreement. The Company has not designated the interest rate cap as a hedging instrument and therefore reports all gains and losses in the change in fair value of the interest rate cap directly in earnings. No losses were reported in earnings for the year ended December 31, 2005. The losses reported in earnings in the years ended December 31, 2004 and 2003 amounted to less than $0.1 million, $0.6 million, respectively. The interest rate cap had a notional amount of $200.0 million and expired in May 2005.

8.	Comprehensive Income (Loss)

Components of comprehensive income (loss) are changes in equity other than those resulting from contributions by owners and distributions to owners. For the Company, the component of comprehensive income (loss) other than net income (loss) is the change in fair value on derivatives designated as hedging instruments, net of tax. For the years ended December 31, 2005, 2004 and 2003, the Company recognized income tax benefit of $0.4 million, $2.4 million and $1.6 million related to hedging losses. For the years ended December 31, 2005, 2004 and 2003, the Company recognized income tax expense of $1.7 million, $4.5 million and $1.3 million related to changes in fair value of derivatives. The aggregate amounts of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss).

For the years ended December 31, 2005, 2004 and 2003, comprehensive income (loss) included the following components (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net (loss) income	$42,169	$(1,648)	$(41,798)
Hedging losses reclassified, net of tax	(586)	(3,752)	(3,018)
Changes in fair value of derivatives, net of tax	2,687	6,990	2,509

Comprehensive income (loss)	$44,270	$1,590	$(42,307)

9.	Owner’s Equity

(a)  Owner contributions and distributions

During 2005 and 2004, the Company paid dividends of $40.2 million and $16.9 million, respectively, to Dex Media to fund Dex Media’s operations, debt interest payments and common stock dividends. In addition, as mentioned in Note 1(c), Dex Media completed the Dex Media IPO effective July 21, 2004 under which it issued 19,736,842 shares of common stock. As more fully discussed in Note 1(c), in conjunction with the Dex Media IPO, the Company received a contribution from Dex Media for its portion of the proceeds to fund the

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

redemption of $183.8 million of its senior subordinated notes and the related premium and accrued interest. Also in 2005 and 2004 the Company recorded a $1.0 million and $4.4 million, respectively, of non-cash distribution to its owner related to the annual settlement with Dex Media West of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media West and Qwest.

The indentures relating to our senior notes and senior subordinated notes prohibit us from distributing funds to Dex Media if the amount of such distribution, together with all other restricted payments made by Dex Media East since November 8, 2002, would exceed the sum of: (i) 50% of the adjusted consolidated net income accrued by Dex Media East since January 1, 2003; (ii) the aggregate net proceeds from the sale of capital stock of Dex Media East; (iii) the amount of debt issued after the date of the indenture relating to the senior notes or senior subordinated notes that is subsequently converted into capital stock; and (iv) certain payments received or credited to Dex Media East by its unrestricted subsidiaries. In addition, in order to make any such distributions of funds to Dex Media, Dex Media East must meet the leverage tests relating to the issuance of indebtedness under the indentures relating to its senior notes and senior subordinated notes.

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

(b)  Stock-Based Awards

On November 8, 2002, Dex Media adopted the Stock Option Plan of Dex Media, Inc. (the “2002 Plan”) that permits the grant of nonqualified and incentive stock options to its employees, consultants and independent directors or those of its wholly owned subsidiaries. Effective May 2004, Dex Media adopted the Dex Media, Inc. 2004 Incentive Award Plan (the “2004 Plan”). The 2004 Plan provides for a variety of stock-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance-based awards and other stock-based awards. Effective with the adoption of the 2004 Plan, the Company discontinued grants under the 2002 Plan while the options outstanding under the 2002 Plan remain outstanding pursuant to the terms of that plan. Upon adoption of the 2004 Plan, 210,110 shares available for issuance under the 2002 Plan became available for issuance under the 2004 Plan. As of December 31, 2005, 5,868,572 shares of common stock were available for grant under the 2004 Plan and 2002 Plan. As of December 31, 2004, 6,251,650 shares of common stock were available for grant under the 2004 Plan and 2002 Plan.

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

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

On October 5, 2005, Dex Media entered into a Retirement and General Release Agreement with Robert M. Neumeister, Jr. (the Company’s then-Executive Vice President and Chief Financial Officer) and on October 2, 2005, Dex Media entered into a Letter Agreement with Marilyn Neal, (the Company’s then-Executive Vice President and Chief Operating Officer). These agreements, among other things, modified the terms of the stock options issued to these officers under the 2002 Plan. These modifications included accelerating the vesting and extending the life of certain options upon these officers’ termination. As a result of these modifications, the Company recorded stock-based employee compensation expense of $5.0 million during the year ended December 31, 2005 under the guidance of APB 25 and related interpretations. On October 5, 2005, Dex Media entered into Letter Agreements with its officers which, among other things, included terms to accelerate the vesting of certain stock options upon consummation of the Donnelley merger. There was no impact to the company’s financial statements for the year ended December 31, 2005 as a result of these modifications.

On November 10, 2003, Dex Media declared and paid a distribution to its parent of $750.2 million. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of all outstanding options to $6.00, effective November 2003. On January 28, 2004, Dex Media declared another distribution to its parent of $250.5 million, which was paid February  17, 2004. As a result of the distribution and as provided under the 2002 Plan, Dex Media adjusted the exercise price of outstanding options to $4.64 and increased the number of outstanding options by 9.3587%, effective March 2004. The effect of these changes has been included in the SFAS No. 123 pro forma net income (loss) below.

During the year ended December 31, 2005, 93,500 shares of restricted stock were granted with a weighted average grant date fair value of $23.34.

Summarized below is information regarding options granted, exercised or forfeited during the years ended December 31, 2005, 2004 and 2003.

			Weighted	Weighted
		Number of	Average	Average
	Number of	Shares	Exercise	Grant Date
	Options	Exercisable	Price	Fair Value

Options outstanding at December 31, 2002	1,587,440	—	$4.64
Options:
Granted below market price	224,480		4.64	$0.68
Granted at market price	3,179,540		4.64	1.37

Options outstanding at December 31, 2003	4,991,460		4.64
Options exercisable at December 31, 2003		953,350	4.64
Options:
Granted below market price	1,115,990		4.64	8.41
Granted at market price	137,300		24.36	6.26
Exercised	(953,350)		4.64
Forfeited	(298,598)		4.64

Options outstanding at December 31, 2004	4,992,802		5.19
Options exercisable at December 31, 2004		1,194,522	4.64
Options:
Granted at market price	43,918		22.86	5.35
Exercised	(314,578)		4.64
Forfeited	(96,682)		5.71

Options outstanding at December 31, 2005	4,625,460		5.38

Options exercisable at December 31, 2005		2,341,773	4.93

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Summarized below is information regarding options outstanding under the 2004 Plan and 2002 Plan collectively at December 31, 2005:

			Weighted Average
			Remaining
	Weighted Average		Contractual Life		Weighted Average
	Exercise Price of	Options	(Years) of Options	Options	Exercise Price of
Range	Options Outstanding	Outstanding	Outstanding	Exercisable	Options Exercisable

$ 4.64	$4.64	4,449,492	7.51	2,307,448	$4.64
$21.43 - 26.10	$23.99	175,968	9.06	34,325	$24.36

		4,625,460		2,341,773

Had Dex Media accounted for the 2004 Plan and 2002 Plan under the minimum value method for options issued prior to Dex Media becoming a publicly traded company and the fair value method after Dex media became a publicly traded company, both of which are prescribed by SFAS No. 123, compensation cost would have been allocated to the Company as described in Note 13. The pro forma results of the Company for years ended December 31, 2005, 2004, and 2003 would have been as follows (in thousands):

	2005	2004	2003

Net income (loss):
As reported	$42,169	$(1,648)	$(41,798)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,373	336	—
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(850)	(700)	(180)

Pro forma	$44,692	$(2,012)	$(41,978)

Following are the weighted-average assumptions used to estimate the fair value of options granted under the 2004 Plan and the 2002 Plan during the years ended December 31, 2005, 2004 and 2003. The assumptions for the year ended December 31, 2004 have been segregated between grants under the minimum value method of APB No. 25 prior to the Dex Media IPO and grants valued utilizing SFAS No. 123 after the Dex Media IPO.

		7/22/04-	1/1/04-
	2005	12/31/04	7/21/04	2003

Risk-free interest rate	3.93%	3.53%	3.21%	3.19%
Expected dividend yield	1.50%	1.50%	0%	0%
Expected option life (years)	5.0	5.0	5.0	5.0
Expected stock price volatility	22.68%	25.28%	0%	0%

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

10.	Income Taxes

The composition of the income tax provision (benefit) follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Federal:
Current	$6,358	$—	$—
Deferred	17,425	(578)	(22,322)
Long-term valuation allowance	1,609	—	—
State rate change	—	(105)	—
Other	(1,088)	—	—

Total Federal	24,304	(683)	(22,322)

State and Local:
Current	1,310	—	—
Deferred	3,033	(99)	(4,295)
Long-term valuation allowance	293	—	—
State rate change	—	300	—
Other	852	—	—

Total State and Local	5,488	201	(4,295)

Total income tax provision (benefit)	$29,792	$(482)	$(26,617)

The Federal and State current provision is offset partially by net operating losses of the company and partially by net operating losses of affiliated entities.

The effective tax rate differs from the statutory tax rate as follows:

	Year Ended December 31,
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net	3.9	3.9	4.6
State rate change		(9.1)	—
Permanent difference of meals and entertainment	0.2	(5.3)	—
Other permanent differences		(1.6)	—
Valuation allowance	2.6	—	—
Stock option adjustment to additional paid in capital	—	(0.3)	(0.7)
Other	(0.3)	—	—

Effective tax rate	41.4%	22.6%	38.9%

Pre-tax income for the year ended December, 31, 2005 was $72.0 million. Pre-tax loss for the years ended December 31, 2004 and 2003 was $2.1 million and $68.4 million, respectively. As pre-tax income (loss) approaches $0, a similar amount of permanent differences has a larger impact on the effective tax rate.

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

Dex Media East is included in the consolidated federal income tax return and combined or consolidated state income tax returns, where permitted, for Dex Media, the Company’s ultimate parent. Dex Media East is a single member limited liability company and is disregarded as a separate taxable entity from its parent for income tax purposes. Dex Media East’s parent has no other business operations or investments. The Company calculates and records income taxes as if it filed a separate corporate income tax return at the parent level on a stand-alone basis. For the year ended December 31, 2005, the Company generated income for tax purposes of $57.7 million pending final tax filing. For the year ended December 31, 2004 the Company generated income for tax purposes of $8.3 million. For the year ended December 31, 2003, the Company generated income for tax purposes of $1.0 million.

All remaining net operating losses were used to offset taxable income in 2005. Taxable income in excess of the net operating loss carry forwards is offset on a consolidated basis by net operating losses generated by affiliated entities. The Company recorded an intercompany liability in the amount of $7.4 million in recognition of this.

No significant payments for income taxes were made for the years ending December 31, 2005, 2004 and 2003.

The components of the net deferred tax assets are as follows (in thousands):

	As of December 31,
	2005	2004

Assets:
Book/tax difference in amounts owed to related party for employee benefit expenses not currently deductible	$4,015	$2,068
Book/tax difference in amounts owed to related party for post employment benefit expenses not currently deductible	7,972	5,373
Amortization of goodwill and other intangibles	18,896	9,152
Net operating loss carryforward	—	28,294
Allowance for doubtful accounts	4,607	4,823
Mark-to-market adjustments	—	501
Other expenses not currently deductible	885	1,833

Total Assets	$36,375	$52,044

Liabilities:
Book/tax difference in amounts owed to related party for employee benefit expenses previously deducted	25	119
Depreciation	10,587	5,290
Mark-to-market adjustments	836	—
Other expenses previously deducted	—	149

Total Liabilities	$11,448	$5,558

Valuation Allowance

Capitalized merger costs	$1,903	$—

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Included in other noncurrent deferred tax (liabilities) assets as of December 31, 2005 and 2004 is $(0.8) million and $0.5 million, respectively, in deferred tax (liabilities) assets associated with mark-to-market adjustments for the Company’s derivative financial instruments, with the related tax benefit included in accumulated other comprehensive income on the consolidated balance sheet.

The Company was audited by the Internal Revenue Service (the “IRS”) in 2005 for the tax years ending November 30, 2002 and 2003. As a result of this audit, $13.8 million of deferred tax assets was reclassified from net operating loss carryforward to amortization of goodwill and other intangibles.

Management of Dex Media East believes that it is more likely than not that some of the deferred tax assets associated with capitalized merger costs will not be realized in the future. Therefore, a valuation allowance has been established in the amount of $1.9 million to reduce the noncurrent deferred tax asset to realizable value.

11.	Employee Benefit Plans

(a)  Pension and other post-retirement benefits

(i)  General description

Effective November 8, 2002, Dex Media adopted a pension plan and effective December 1, 2002, Dex Media adopted an other post-retirement benefit plan providing retiree healthcare (together, the “Dex Media Plans”). The noncontributory defined benefit pension plan included substantially all management and occupational (union) employees. Post-retirement and healthcare and life insurance plans provide medical, dental and life insurance benefits for certain retirees.

Pension costs and other post-retirement costs are recognized over the periods in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Dex Media’s funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required for Dex Media for years ended December 31, 2005, 2004 and 2003. The other post-retirement benefit plan is pay-as-you go and is funded out of Dex Media’s operating cash as the costs are incurred.

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

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As provided by FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” Dex Media elected to defer recognizing the effects of the Medicare Act on its post-retirement benefit plan in 2004. Effects of the Medicare Act are reflected in the measures of accumulated post-retirement obligation and net periodic post-retirement benefit costs in 2005. The impact was not material to the financial statements.

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

(ii)  Obligations and funded status (in thousands)

	Pension Benefits		Post-Retirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Change in benefit obligation
Projected benefit obligation at beginning of period	$100,047	$202,781	$29,129	$55,479
Service cost	4,274	4,645	1,015	1,112
Interest cost	5,361	5,786	1,687	1,657
Amendments	—	—	—	—
Actuarial loss (gain)	1,454	3,650	(1,754)	1
Benefits paid	(579)	(9,697)	(594)	(303)
Benefit obligation relating to Dex West employees	—	(107,118)	—	(28,817)
Plan settlements	(22,134)	—	—	—

Projected benefit obligation at end of period	$88,423	$100,047	$29,483	$29,129

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits		Post-Retirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Change in plan assets
Fair value of plan assets at beginning of period	$95,411	$194,025	$—	$—
Actual return on plan assets	5,523	12,906	—	—
Employer contribution	—	—	594	303
Benefits paid	(579)	(9,697)	(594)	(303)
Plan settlements	(22,134)	—		—
Assets relating to Dex West employees	—	(101,823)	—	—

Fair value of plan assets at end of period	$78,221	$95,411	$—	$—

Funded status	$(10,202)	$(4,636)	$(29,483)	$(29,129)
Unrecognized net actuarial (gain) loss	(1,821)	(3,815)	21	1,778
Unrecognized prior service cost	(743)	(841)	(1,945)	(2,200)

Total accrued liabilities	$(12,766)	$(9,292)	$(31,407)	$(29,551)

The accumulated benefit obligation for the defined benefit pension plan was $81.5 million and $91.1 million at December 31, 2005 and 2004, respectively.

(iii)  Components of net periodic benefit cost (in thousands)

	Pension Benefits			Post-Retirement Benefits
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2005	2004	2003

Service cost	$4,274	$4,645	$6,512	$1,015	$1,112	$1,230
Interest cost	5,361	5,786	8,494	1,687	1,657	2,426
Expected return on plan assets	(7,438)	(7,573)	(9,700)	—	—	—
Amortization of prior service costs	(99)	(99)	—	(257)	(256)	—
Loss from plan settlements	1,414	—	—	—	—	—
Recognized net actuarial loss		—	—	8	44	—

Total net periodic benefit cost	3,512	2,759	5,306	2,453	2,557	3,656
Less Dex Media West allocation		—	1,233		—	879

Dex Media East net periodic benefit cost	$3,512	$2,759	$4,073	$2,453	$2,557	$2,777

To compute its expected return on plan assets, Dex Media applies its expected rate of return to the market-related value of the pension plan assets. In computing the market-related asset value, companies may

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

elect to amortize the difference between the actual return on plan assets and the expected return on plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” Dex Media elected to amortize actual returns on its plan assets falling outside a defined corridor over a five year period. Any actual returns falling within the corridor are recognized currently. Dex Media defined the corridor as a range that is 50% higher and 50% lower than the expected return on plan assets. For the year ending December 31, 2005, the corridor is defined as the range from 4.5% to 13.5%, based upon its expected return of 9.0%.

On August 1, 2005, a settlement of the Company’s defined benefit pension obligation occurred as defined by SFAS 88 “Employers Accounting for Settlements and Curtailments of Defined Benefits Plans and for Termination Benefits.” At that time, lump sum payments to participants exceeded the service cost plus the interest cost component of the net periodic benefit costs for the year. The settlement resulted in the recognition of $1.4 million in actuarial losses. In addition, 2005 pension expense was recomputed based on assumptions as of settlement date, including a decrease in the discount rate from 6.00% to 5.50%. This resulted in an immaterial change to pension expense for the remainder of the year.

(iv)  Assumptions

The actuarial assumptions used to compute the pension and other post-retirement net periodic benefit costs are based upon information available as of August 2, 2005, January 1, 2005, January 1, 2004 and January 1, 2003, respectively, and are as follows:

	Pension Benefits
	August 2 -	January 1-			Post-Retirement
	December 31,	August 1,			Benefits
	2005	2005	2004	2003	2005	2004	2003

Weighted average discount rate	5.50%	6.00%	6.25%	6.50%	6.00%	6.25%	6.50%
Weighted average rate of compensation increase	4.00%	4.00%	4.00%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	8.00%	N/A	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	9.50%	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2014	2014	2013

The actuarial assumptions used to compute the projected benefit obligation for the plans are based upon information available as of December 31, 2005, and December 31, 2004, respectively, and are as follows:

			Post-Retirement
	Pension Benefits		Benefits
	2005	2004	2005	2004

Weighted average discount rate	5.75%	6.00%	5.75%	6.00%
Weighted average rate of compensation increase	4.00%	4.00%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	9.00%	9.50%
Ultimate healthcare cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2014	2014

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

The discount rate is the current rate at which the pension and post-retirement obligations can effectively be settled as of the end of the calendar year. To determine this rate for each of the years presented, the Company selected an actuarially computed composite rate based upon high quality (AA-/Aa- rated or better), non-callable corporate bonds whose cash flows match the expected timing of the settlement of the pension and post-retirement obligations. The high quality corporate bond rates were based on information obtained from Standard and Poor’s.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2005 (in thousands):

	One Percent Change
	Increase	Decrease

Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$94	$(81)
Effect on accumulated post-retirement benefit obligation (balance sheet)	$797	$(698)

(v)  Plan Assets

Dex Media’s pension plan weighted-average asset allocations at December 31, 2005, by asset category, are as follows:

	Plan Assets at	Asset
	December 31,	Allocation
	2005	Target

Asset Category
Equity Securities	68%	65%
Debt Securities	25%	26%
Real Estate	5%	5%
Cash	2%	4%

	100%	100%

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

The plan’s assets are invested in marketable equity and fixed income securities managed by professional investment managers. The plan’s assets are to be broadly diversified by asset class, investment style, number of issues, issue type and other factors consistent with the investment objectives outlined in the plan’s investment policy statement. The plan’s assets are to be invested with prudent levels of risk and with the expectation that long-term returns will maintain and contribute to increase purchasing power of the plan’s assets, net of all disbursements, over the long-term.

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

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

In 2003, the Dex Media Pension Plan assumed an expected long-term rate of return of 8% in computing its net periodic pension cost. The basis used for determining this rate was the historical capital market returns for an asset mix similar to the Pension Plan’s 65% equity and 35% fixed income. Dex Media did not begin to manage the trust assets until November 1, 2003, when Qwest transferred assets from its pension trust to the Dex Media pension trust. From January 1, 2003 until the date of transfer, Qwest Asset Management Company managed the Dex Media pension assets as provided for in the Purchase Agreement. In determining the 2004 and 2005 expected long-term rate of return of 9%, Dex Media took into consideration the change in its asset allocation as well as the expectation that there is opportunity for active management of the trust’s investments to add value over the long term. The asset allocation return component was supported by looking at historical capital market returns for similar asset mixes. The active asset management expectation was supported by calculating historical returns for the eight investment managers who were selected to actively manage the trust’s assets.

(vi)  Cash Flows

Dex Media does not expect to make any contributions to its pension plan in 2006.

The pension benefits and post-retirement benefits expected to be paid in each year 2006 — 2010 and the aggregate benefits expected to be paid 2011 — 2015 are as follows (in thousands):

	Pension	Post-Retirement
	Benefits	Benefits

2006	$9,686	$1,319
2007	6,756	1,067
2008	6,988	1,315
2009	7,588	1,564
2010	7,951	1,820
2011-2015	41,803	12,154

(vii)  Subsequent Events

As more fully described in Note 1(a), on January 31, 2006, the Company merged with Donnelley. At this time and for the remainder of 2006, there are no plans to change any of the existing employee benefits.

(b)  401(k) plan

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

Dex Media matches a percentage of employee contributions, and those matching contributions allocated to Dex Media East as recorded in the statement of operations were $2.9 million for the year ending December 31, 2005, $3.1 million for the year ending December 31, 2004 and $2.5 million for the year ending December 31, 2003. Effective January 1, 2004, Dex Media increased the matching formula for all management employees participating in its defined contribution plan from 100% on the first 3% of employee contributions to 100% on the first 4% of employee contributions and 50% on the next 2% of employee contributions.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

12.	Commitments and Contingencies

(a)  Lease commitments

The Company has entered into operating leases for office facilities and equipment with terms ranging up to 15 years. Minimum future lease payments for the operating leases as of December 31, 2005, are as follows (in thousands):

2006	$5,217
2007	4,714
2008	3,763
2009	2,434
2010	1,643
Thereafter	3,109

$20,880

The Company recorded rent expense under the provisions of SFAS No. 13 “Accounting for Leases” for operating leases of $9.0 million, $7.8 million and $8.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

As required by the Dex East Purchase Agreement, the Company has leased its Englewood facility (located at 198 Inverness Drive West in Englewood, Colorado) from Qwest on terms and conditions that are reasonably acceptable to the Company. The aggregate lease commitments disclosed above include the amounts associated with this provision of the agreement.

(b)  Litigation

The Company is involved, from time to time, in litigation arising in the normal course of business. The outcome of this litigation is not expected to have a material adverse impact on the Company.

(c)  Collective Bargaining Agreement

As of December 31, 2005, 22% and 44% of Dex Media’s employees were members of the International Brotherhood of Electrical Workers (“IBEW”) and the Communication Workers of America (“CWA”), respectively. The collective bargaining agreement covering the IBEW members’ employment will expire in May 2006 and the collective bargaining agreement covering the CWA members’ employment will expire in October 2006.

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

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

In connection with the Acquisition, the Company entered into a management consulting agreement with each of Carlyle and WCAS. Each agreement allows the Company access to Carlyle and WCAS’s expertise in areas such as corporate management, financial transactions, product strategy, investment, acquisitions and other matters that relate to the Company’s business, administration and policies. Each of Carlyle and WCAS received a one-time transaction fee for structuring the transactions related to the Acquisition of $15.0 million. In addition, each of Carlyle and WCAS received an annual advisory fee of $1.0 million for advisory, consulting and other services. The annual advisory fees payable to Carlyle and WCAS were terminated after the Company and Dex Media West each paid a one time termination fee of $5.0 million to each of Carlyle and WCAS in conjunction with the Dex Media IPO. Thereafter, Carlyle and WCAS maintained the right to act as Dex Media’s financial advisor or investment banker in conjunction with any merger, acquisition, disposition, financing or similar transaction in return for additional reasonable compensation and expenses as may be agreed upon by the parties. Pursuant to these management consulting agreements, the Company incurred $1.0 million and $2.0 million in annual advisory fees for the years ended December 31, 2004 and 2003, respectively. These management consulting agreements have been terminated. No amounts were owed to Carlyle or WCAS at December 31, 2005.

During February 2003, Dex Media entered into a five year agreement with Amdocs, Inc. (“Amdocs”) for the complete modernization of its core production platform. This project is designed to upgrade the Company’s existing software system to enhance its functionality. WCAS was a shareholder of Amdocs at the time the Company entered into the agreement and ceased to be a shareholder during 2004. For the years ended December 31, 2005, 2004 and 2003, Dex Media paid Amdocs $33.5 million, $47.6 million and $15.0 million, respectively, under this agreement and other related on-going support.

On November 10, 2003, the Company’s indirect parent, Dex Media, issued $500.0 million 8% Notes due 2013 and $389.0 million aggregate principal amount at maturity 9% Discount Notes due 2013 for aggregate gross proceeds of $750.2 million. On February 11, 2004, Dex Media issued another $361.0 million aggregate principal amount at maturity of 9% Discount Notes for gross proceeds of $250.5 million. All gross proceeds were paid by Dex Media as a dividend to its parent and ultimately to Carlyle and WCAS. Such notes are expected to be serviced and repaid from distributions from the Company and Dex Media West, subject to any restrictions in their respective debt agreements.

14.	Subsequent Events

As discussed in Note 1(a), Dex Media merged with Donnelley on January 31, 2006. Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of Donnelley common stock, resulting in an aggregate cash value of $1.9 billion and an aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of Donnelley common stock. All outstanding stock options of Dex Media were converted into stock options of Donnelley at a ratio of 1 to 0.43077 and the 2002 Plan and 2004 Plan governing those Dex Media stock options were terminated. Additionally, Donnelley assumed all Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.7 billion (including all our indebtedness on January 31, 2006 with a fair value of $1.6 billion). The acquired Dex Media directory business now operates as Dex Media, Inc., one of Donnelley’s direct wholly owned subsidiaries.

As a result of the modifications discussed in Note 9(b), stock options to purchase approximately 1.3 million shares of Dex Media common stock became fully exercisable immediately prior to the consummation of the Donnelley Merger. Dex Media expects to recognize additional stock compensation expense in its January 2006 financial statements as a result of these modifications.

DEX MEDIA EAST LLC

An Indirect Wholly-Owned Subsidiary of Dex Media, Inc.
Notes to Consolidated Financial Statements — (Continued)

Costs of $5.0 million related to the Donnelley Merger are included in the statement of operations for the year ended December 31, 2005. These costs relate primarily to financial advisory, legal and accounting fees and are included in general and administrative expense.

In connection with the Donnelley Merger, on January 31, 2006, Dex Media, as successor to Dex Media, Inc. (“DMI”), entered into an Amended and Restated Credit Agreement (the “Amended East Credit Agreement”), by and among Dex Media East, Inc. (“Dex East”), Dex Media East, the administrative agent and the lenders and other agents parties thereto, relating to the Credit Agreement, dated as of November 8, 2002, as amended (the “Original East Credit Agreement”), among DMI, Dex East, Dex Media East, the administrative agent and the lenders and other agents parties thereto.

The Amended East Credit Agreement amends and restates the Original East Credit Agreement in its entirety, to, among other things: (i) permit the Donnelley Merger; (ii) permit certain additional restricted payments to Dex Media; (iii) modify the financial performance covenants contained in the Original East Credit Agreement; and (iv) provide for shared service arrangements between R.H. Donnelley Inc., an affiliate of Dex Media East, and its subsidiaries, on the one hand, and the Dex Media and its subsidiaries, on the other hand.

In addition, in connection with the Amended East Credit Agreement, Dex Media, Dex East and its subsidiaries reaffirmed, pursuant to a Reaffirmation Agreement dated as of January 31, 2006 (the “East Reaffirmation Agreement”) that the obligations under the Amended East Credit Agreement continue to be secured by: (i) the pledge of the stock of Dex East under that certain Pledge Agreement dated as of November 10, 2003 and (ii) the assets of and guarantee by Dex East and its subsidiaries pursuant to the terms of that certain Amended and Restated Guarantee and Collateral Agreement, dated as of November 8, 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Dex Media East maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Dex Media East’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the fiscal quarter ended December 31, 2005, there was no change in Dex Media East’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, Dex Media East’s internal controls over financial reporting.

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

KPMG LLP serves as the Company’s independent registered public accounting firm. The following table presents fees for professional services rendered by KPMG LLP for the audit of Dex Media East’s annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by KPMG LLP during those years.

	2005	2004

Audit fees(1)	$767,017	$417,900
Audit-related fees(2)	88,695	—
Tax fees(3)	—	37,651
All other fees	—	—

Total fees	$855,712	$455,551

(1)	Audit fees consisted principally of fees for the audit of financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, consents, comfort letters, registration statements and debt compliance letters.

(2)	Audit-related fees consisted of financial due diligence performed prior to entering into our merger with Donnelley.

(3)	Tax fees consisted primarily of fees for tax consultation, tax compliance activities and compensation and benefits advice.

The Audit Committee of the Board of Directors of Dex Media East is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. As part of this responsibility, the Audit Committee is required to pre-approve the non-audit services performed by the independent registered public accounting firm in order to ensure their independence. The Audit Committee has adopted a pre-approval process with respect to the provision of non-audit services to be performed by KPMG LLP. This pre-approval process requires the Audit Committee to review and approve all audit services and permitted non-audit services to be performed by KPMG LLP. Pre-approval fee levels for all services to be provided by KPMG LLP are established annually by the Audit Committee. Audit services are subject to specific pre-approval while audit-related services, tax services and all other services may be granted pre-approvals within specified categories. Any proposed services exceeding these levels require specific pre-approval by the Audit Committee. Additionally, the Audit Committee may delegate either type of pre-approval authority to one or more of its members.

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

(3) Exhibits

Number		Description

2	.1+	Agreement of Merger of Dex Media East LLC and SGN LLC, dated November 8, 2002.
2	.2+	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2	.3+	Amendment No. 1 dated November 8, 2002 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2.4		Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., and R.H. Donnelley Corporation and Forward Acquisition Corp.
2.5		Certificate of Merger of Dex Media, Inc. into Forward Acquisition Corp.
3	.1++	Certificate of Formation of Dex Media East LLC (f/k/a SGN LLC), filed July 15, 2002.
3	.2+	Amendment to Certificate of Formation of Dex Media East LLC, filed November 12, 2002.
3	.3++	Certificate of Merger of SGN LLC and Dex Media East LLC, filed November 12, 2002.
3	.4++	Amendment to Certificate of Formation of Dex Media East LLC, filed October 8, 2003.
3	.5+	Certificate of Incorporation of Dex Media East Finance Co., filed October 8, 2002.
3	.6+	Second Amended and Restated Certificate of Incorporation of LCI International, Inc., filed December 19, 2000 (Dex Media International, Inc.).
3	.7+	Amendment No. One to the Amended and Restated Certificate of Incorporation of LCI International, Inc. (Dex Media International, Inc.).
3	.8+	Amended and Restated Limited Liability Company Agreement of Dex Media East LLC, dated November 8, 2002.
3	.9+	By-laws of Dex Media East Finance Co.
3	.10+	Amended and Restated By-laws of LCI International, Inc. (Dex Media International, Inc.).
4	.1+	Senior Note Indenture with respect to the 9 7/8% Senior Notes due 2009, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.
4	.2+	Form of 9 7/8% Senior Notes due 2002 (included in exhibit 4.1)
4	.3+	Senior Subordinated Note Indenture with respect to the 12 1/8% Senior Subordinated Notes due 2012, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.
4	.4+	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.3)
10	.1++	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.2+	Guarantee and Collateral Agreement, dated November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a/ SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as administrative agent.
10	.3++	Reaffirmation Agreement, dated November 10, 2003, by and among Dex Media East Finance Co., Dex Media International, Inc. and JP Morgan Chase Bank, as administrative agent.

Number		Description

10	.4++	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC).
10	.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.
10	.6+	Management Consulting Agreement among Dex Media East and The Carlyle Group dated November 8, 2002.
10	.7+	Management Consulting Agreement among Dex Media East and Welsh, Carson, Anderson and Stowe dated November 8, 2002.
10	.8+	Equityholders Agreement of Dex Holdings LLC among Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P., dated November 8, 2002.
10	.9++	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.
10	.10+	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.
10	.11++	First Amendment to the Agreement Among Members (Dex Holdings LLC), effective as of September 8, 2003, among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated November 8, 2002.
10	.12+	Publishing Agreement by and among Dex Holdings LLC, SGN LLC (Dex Media East LLC), GPP LLC (Dex Media West LLC) and Qwest Corporation, dated November 8, 2002.
10	.13+	Non-Competition and Non-Solicitation Agreement by and between SGN LLC, GPP LLC, Dex Holdings LLC, Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc., dated November 8, 2002.
10	.14++	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.
10	.15++	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.
10	.16++	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.
10	.17++	Network Services Agreement between Dex Media, Inc. and SAVVIS Communications Corporation, dated September 30, 2003.
10	.18++*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.
10	.19++*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.
10	.20++*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.
10	.21++*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.

Number		Description

10	.22++*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.
10	.23++*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.
10	.24++*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.
10	.25++*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.
10	.26++*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.
10	.27++*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.
10	.28*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).
10	.29*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).
10	.30*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).
10.31		Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10	.32*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.33*	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.34*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.35*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10.36		Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents (incorporated by reference to Dex Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10	.37*	Retirement and General Release Agreement dated October 5, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated October 2, 2005).
10.38		Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp. (included in Exhibit 2.4).
10	.39*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and George Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

Number		Description

10	.40*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.41*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.42*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.43*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated December 21, 2005).
10	.44*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.45*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.46*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.47*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.48*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10.49		Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).
10.50		Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).
14	.1++	Dex Media Code of Business Ethics and Conduct.
31.1		Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-102395) and amendments thereto, declared effective on April 4, 2003.

++	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA EAST LLC

By:	/s/ SCOTT A. POMEROY
Scott A. Pomeroy
Chief Financial Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. BURNETT George A. Burnett	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ SCOTT A. POMEROY Scott A. Pomeroy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ STEVEN M. BLONDY Steven M. Blondy	Director	March 16, 2006

/s/ ROBERT J. BUSH Robert J. Bush	Director	March 16, 2006

/s/ JENNY L. APKER Jenny L. Apker	Director	March 16, 2006

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

EXHIBIT INDEX

Number		Description

2	.1+	Agreement of Merger of Dex Media East LLC and SGN LLC, dated November 8, 2002.
2	.2+	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2	.3+	Amendment No. 1 dated November 8, 2002 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.
2.4		Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., and R.H. Donnelley Corporation and Forward Acquisition Corp.
2.5		Certificate of Merger of Dex Media, Inc. into Forward Acquisition Corp.
3	.1++	Certificate of Formation of Dex Media East LLC (f/k/a SGN LLC), filed July 15, 2002.
3	.2+	Amendment to Certificate of Formation of Dex Media East LLC, filed November 12, 2002.
3	.3++	Certificate of Merger of SGN LLC and Dex Media East LLC, filed November 12, 2002.
3	.4++	Amendment to Certificate of Formation of Dex Media East LLC, filed October 8, 2003.
3	.5+	Certificate of Incorporation of Dex Media East Finance Co., filed October 8, 2002.
3	.6+	Second Amended and Restated Certificate of Incorporation of LCI International, Inc., filed December 19, 2000 (Dex Media International, Inc.).
3	.7+	Amendment No. One to the Amended and Restated Certificate of Incorporation of LCI International, Inc. (Dex Media International, Inc.).
3	.8+	Amended and Restated Limited Liability Company Agreement of Dex Media East LLC, dated November 8, 2002.
3	.9+	By-laws of Dex Media East Finance Co.
3	.10+	Amended and Restated By-laws of LCI International, Inc. (Dex Media International, Inc.).
4	.1+	Senior Note Indenture with respect to the 9 7/8% Senior Notes due 2009, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.
4	.2+	Form of 9 7/8% Senior Notes due 2002 (included in exhibit 4.1)
4	.3+	Senior Subordinated Note Indenture with respect to the 12 1/8% Senior Subordinated Notes due 2012, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.
4	.4+	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.3)
10	.1++	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents.
10	.2+	Guarantee and Collateral Agreement, dated November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a/ SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as administrative agent.
10	.3++	Reaffirmation Agreement, dated November 10, 2003, by and among Dex Media East Finance Co., Dex Media International, Inc. and JP Morgan Chase Bank, as administrative agent.
10	.4++	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC).

Number		Description

10	.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.
10	.6+	Management Consulting Agreement among Dex Media East and The Carlyle Group dated November 8, 2002.
10	.7+	Management Consulting Agreement among Dex Media East and Welsh, Carson, Anderson and Stowe dated November 8, 2002.
10	.8+	Equityholders Agreement of Dex Holdings LLC among Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P., dated November 8, 2002.
10	.9++	Joinder Agreement to the Dex Holdings LLC Equityholders Agreement, effective as of April 30, 2003.
10	.10+	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.
10	.11++	First Amendment to the Agreement Among Members (Dex Holdings LLC), effective as of September 8, 2003, among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated November 8, 2002.
10	.12+	Publishing Agreement by and among Dex Holdings LLC, SGN LLC (Dex Media East LLC), GPP LLC (Dex Media West LLC) and Qwest Corporation, dated November 8, 2002.
10	.13+	Non-Competition and Non-Solicitation Agreement by and between SGN LLC, GPP LLC, Dex Holdings LLC, Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc., dated November 8, 2002.
10	.14++	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.
10	.15++	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.
10	.16++	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.
10	.17++	Network Services Agreement between Dex Media, Inc. and SAVVIS Communications Corporation, dated September 30, 2003.
10	.18++*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.
10	.19++*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.
10	.20++*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.
10	.21++*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.
10	.22++*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

Number		Description

10	.23++*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.
10	.24++*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.
10	.25++*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.
10	.26++*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.
10	.27++*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.
10	.28*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).
10	.29*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).
10	.30*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).
10.31		Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10	.32*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.33*	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.34*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10	.35*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).
10.36		Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents (incorporated by reference to Dex Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10	.37*	Retirement and General Release Agreement dated October 5, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated October 2, 2005).
10.38		Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., R.H. Donnelley Corporation and Forward Acquisition Corp. (included in Exhibit 2.4).
10	.39*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and George Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.40*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

Number		Description

10	.41*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.42*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).
10	.43*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated December 21, 2005).
10	.44*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.45*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.46*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.47*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10	.48*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).
10.49		Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).
10.50		Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006).
14	.1++	Dex Media Code of Business Ethics and Conduct.
31.1		Certification of Chief Executive Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer of Dex Media East LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-102395) and amendments thereto, declared effective on April 4, 2003.

++	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003.

*	Identifies each management contract or compensatory plan or arrangement.