Form 10-Q
period 2006-06-30
DEX MEDIA EAST LLC
filed 2006-08-11
CIK 1212113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-102395
Dex Media East LLC
(Exact name of registrant as specified in its charter)

Delaware	42-1554575

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant.
THE REGISTRANT IS AN INDIRECT SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

DEX MEDIA EAST LLC
INDEX TO FORM 10-Q

PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three Months Ended June 30, 2006 and 2005	4

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Five Months Ended June 30, 2006, the One Month Ended January 31, 2006 and the Six Months Ended June 30, 2005	5

Consolidated Statements of Cash Flows for the Five Months Ended June 30, 2006, the One Month Ended January 31, 2006 and the Six Months Ended June 30, 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Narrative Analysis of Results of Operations*	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk**	26

Item 4. Controls and Procedures	26

PART II: OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds***	27

Item 3. Defaults Upon Senior Securities***	27

Item 4. Submission of Matters to a Vote of Security Holders***	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURES	32

*	Pursuant to General Instruction H(2)(a) of Form 10-Q: (i) the information called for by Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been omitted and (ii) the registrant is providing a Management’s Narrative Analysis of Results of Operations.

**	Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

***	Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

PART I. FINANCIAL INFORMATION
Item I. Financial Statements
Dex Media East LLC
Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(in thousands)	June 30, 2006	December 31, 2005

Assets
Current Assets
Cash and cash equivalents	$—	$—
Accounts receivable
Billed	56,803	74,925
Unbilled	263,299	7,478
Allowance for doubtful accounts and sales claims	(14,583)	(11,966)

Net accounts receivable	305,519	70,437
Deferred directory costs	98,719	139,389
Current deferred income taxes, net	20,487	7,629
Other current assets	17,050	4,921

Total current assets	441,775	222,376

Fixed assets and computer software, net	49,262	53,909
Deferred income taxes, net	—	15,395
Other non-current assets	2,758	38,600
Intangible assets, net	3,732,083	1,209,992
Goodwill	1,139,149	890,731

Total Assets	$5,365,027	$2,431,003

Liabilities and Owner’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$33,502	$54,042
Affiliate payable, net	16,124	4,665
Accrued interest	16,278	18,324
Deferred directory revenue	333,239	107,790
Current portion of long-term debt	158,054	129,290

Total current liabilities	557,197	314,111

Long-term debt	1,465,224	1,434,458
Amounts due to affiliate related to post-retirement and other post-employment obligations	56,237	44,173
Deferred income taxes, net	881,051	—
Other non-current liabilities	1,635	1,292

Total liabilities	2,961,344	1,794,034

Commitments and contingencies

Owner’s Equity
Owner’s Interest	2,456,493	665,037
Accumulated deficit	(53,370)	(29,381)
Accumulated other comprehensive income	560	1,313

Total owner’s equity	2,403,683	636,969

Total Liabilities and Owner’s Equity	$5,365,027	$2,431,003

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media East LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Successor	Predecessor
	Company	Company
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(in thousands)	2006	2005

Net revenue	$90,721	$178,437

Expenses
Operating expenses	67,976	69,965
General and administrative expenses	10,379	10,729
Depreciation and amortization	28,420	41,336

Total expenses	106,775	122,030

Operating (loss) income	(16,054)	56,407

Interest expense, net	29,610	36,793

(Loss) income before income taxes	(45,664)	19,614

(Benefit) provision for income taxes	(17,765)	7,665

Net (loss) income	$(27,899)	$11,949
Comprehensive (Loss) Income
Net (loss) income	$(27,899)	$11,949
Unrealized gain (loss) on interest rate swaps, net of tax	560	(845)

Comprehensive (loss) income	$(27,339)	$11,104

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media East LLC
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Successor
	Company	Predecessor Company
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
(in thousands)	2006	2006	2005

Net revenue	$128,705	$61,091	$359,695

Expenses
Operating expenses	104,184	25,331	139,075
General and administrative expenses	17,674	4,418	19,295
Depreciation and amortization	46,136	12,148	82,517

Total expenses	167,994	41,897	240,887

Operating (loss) income	(39,289)	19,194	118,808

Interest expense, net	48,062	12,105	74,220

(Loss) income before income taxes	(87,351)	7,089	44,588

(Benefit) provision for income taxes	(33,981)	2,805	17,423

Net (loss) income	$(53,370)	$4,284	$27,165
Comprehensive (Loss) Income
Net (loss) income	$(53,370)	$4,284	$27,165
Unrealized gain (loss) on interest rate swaps, net of tax	560	90	735

Comprehensive (loss) income	$(52,810)	$4,374	$27,900

The accompanying notes are an integral part of the consolidated financial statements.

Dex Media East LLC
Consolidated Statements of Cash Flows (Unaudited)

	Successor
	Company	Predecessor Company
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
(in thousands)	2006	2006	2005

Cash Flows from Operating Activities
Net (loss) income	$(53,370)	$4,284	$27,165
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46,136	12,148	82,517
Deferred income taxes	(52,457)	1,693	17,423
Provision for bad debts	6,166	2,688	13,420
Stock-based compensation expense	3,133	1,238	399
Amortization of debt fair value adjustment	(7,057)	—	—
Amortization of deferred financing costs	126	983	9,031
Loss on disposition of assets	—	—	85
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(91,832)	1,319	(11,777)
(Increase) decrease in other assets	(15,509)	2,101	(5,108)
Decrease in accounts payable and accrued liabilities	(20,178)	(10,055)	(4,076)
Increase (decrease) in deferred directory revenue	263,021	(3,270)	3,255
Increase in amounts due to affiliates	20,287	806	2,280
Increase in other non-current liabilities	386	36	814
Increase in amounts due to affiliates related to post-retirement and other post-employment benefits	1,295	350	2,170

Net cash provided by operating activities	100,147	14,321	137,598

Cash Flows from Investing Activities
Additions to fixed assets and computer software	(4,205)	(605)	(7,840)

Net cash used in investing activities	(4,205)	(605)	(7,840)

Cash Flows from Financing Activities
Revolver borrowings	170,700	—	79,000
Revolver repayments	(134,100)	(5,000)	(26,000)
Debt repayments	(53,903)	—	(153,417)
Payment of financing costs	(341)	—	(1,654)
Increase (decrease) in checks not yet presented for payment	3,494	(827)	(7,624)
Excess tax benefits from exercise of stock options	625	1,112	—
Distributions to Owner	(84,042)	(7,376)	(20,063)

Net cash used in financing activities	(97,567)	(12,091)	(129,758)

(Decrease) increase in cash and cash equivalents	(1,625)	1,625	—
Cash and cash equivalents, beginning of period	1,625	—	—

Cash and cash equivalents, end of period	$—	$1,625	$—

Supplemental Information:
Cash paid:
Interest	$64,263	$6,380	$66,034
The accompanying notes are an integral part of the consolidated financial statements.

Dex Media East LLC
Notes to Consolidated Financial Statements (Unaudited)
(tabular amounts in thousands, except share and per share data)
1. Business and Basis Presentation
The interim consolidated financial statements of Dex Media East LLC and its direct and indirect wholly-owned subsidiaries (the “Company,” “Dex Media East,” “we,” “us” and “our”) have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Significant Business Developments
On January 31, 2006, Dex Media, Inc. (“Dex Media”), our indirect parent, merged with and into Forward Acquisition Corporation (“FAC”), a wholly-owned subsidiary of R.H. Donnelley Corporation (“Donnelley”). Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of Donnelley common stock valued at $61.82 per share. In addition, all outstanding Dex Media stock options were converted into stock options of Donnelley at a ratio of 1 to 0.43077 and the Dex Media, Inc. Stock Option Plan and the Dex Media, Inc. 2004 Incentive Award Plan, which governed those Dex Media stock options, were terminated. Donnelley also assumed all of Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. In connection with the consummation of this merger (the “Donnelley Merger”), the name of FAC was changed to Dex Media, Inc. As a result of the Donnelley Merger, Dex Media became a wholly-owned subsidiary of Donnelley. For ease of reference throughout this Quarterly Report on Form 10-Q, “Dex Media” means (a) at all times prior to the Donnelley Merger, Dex Media, Inc., the Predecessor of FAC and a direct subsidiary of Dex Holdings, LLC and (b) at all times following the Donnelley Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of Donnelley.
Dex Media East LLC is a subsidiary of Dex Media East, Inc. and an indirect wholly-owned subsidiary of Dex Media. Dex Media East is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”). Dex Media is the largest directory publisher in the Dex States (as defined below) and, together with its parent, Donnelley, the third largest directory publisher in the United States, based on revenue. We provide directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. Published directories are distributed to residents and businesses in the Dex States, as defined below, through third-party vendors. The Company operates in a single segment.
“Predecessor Company” refers to the operations of Dex Media East prior to the consummation of the Donnelley Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media East subsequent to the consummation of the Donnelley Merger.
History
Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms: The Carlyle Group and Welsh, Carson, Anderson & Stowe. In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to Dex Media (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (collectively “the Dex West States”) to Dex Media (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005. The Dex East States and the Dex West States are collectively referred to as the “Dex States.”

2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Dex Media East and its two wholly-owned subsidiaries, Dex Media East Finance Co. and Dex Media International Inc. All intercompany transactions and balances have been eliminated.
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow page directories. Revenue from the sale of such advertising is deferred when a directory is published and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization period”). In the Predecessor Company financial statements, revenue from the sale of local advertising was recorded net of actual sales claims received. In the Successor Company financial statements, revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur for a directory in the future. For the three and five months ended June 30, 2006 the adjustment to revenue for sales claims was $3.0 million and $5.2 million, respectively. The Company recognizes revenue for advertising on its Internet-based directory, DexOnline.com®, ratably over the period the advertisement appears on the site. Revenue from other products and services is recognized as delivered or fulfilled.
The Company enters into transactions such as exclusivity arrangements, sponsorships, and other media access transactions, where the Company’s products and services are promoted by a third party and, in exchange, the Company carries the party’s advertisement. The Company accounts for these transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17 Accounting for Advertising Barter Transactions. Revenue and expense related to such transactions are included in the consolidated statements of operations consistent with, and only to the extent of, reasonably similar items sold or purchased for cash.
In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated in accordance with EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables.
Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory after publication, which is typically 12 months. These costs include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as other current assets until publication, when they are then reclassified as deferred directory costs. In the Predecessor Company financial statements, deferred directory costs also included employee and systems support costs directly associated with the publication of directories.
Cash and Cash Equivalents. Cash equivalents include liquid investments with a maturity of less than three months at their time of purchase. The Company places its investments with high quality financial institutions. At times, such investments may be in excess of federally insured limits.
Accounts Receivable. Accounts receivable consist of balances owed to us by our advertising customers. Advertisers typically enter into a twelve-month contract for their advertising. Most local advertisers are billed a pro rata amount of their contract value on a monthly basis. On behalf of national advertisers, certified marketing representatives (“CMRs”) pay to the Company the total contract value of their advertising, net of their commission, within 60 days after the publication month. Billed receivables represent the amount that has been billed to advertisers. In the Successor Company financial statements, unbilled receivables represent contractually owed amounts for published directories that have yet to be billed to advertisers. Billed receivables are recorded net of an allowance for doubtful accounts and sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of bad debts and sales claims we may incur.
The Predecessor Company reported its accounts receivable as the outstanding principal net of the allowance for doubtful accounts. The allowance for doubtful accounts for the Predecessor Company billed local trade receivables was estimated based upon a combination of historical experience of actual sales write-offs and an analysis of amounts past due more than 75 days, as determined by the contractual term of each sale. The allowance for doubtful accounts for national trade receivables included specifically identified uncollectible accounts. Receivables were charged against the allowance for doubtful accounts when deemed uncollectible by collection managers and any recoveries of previous charges were recorded as a reduction of the allowance for doubtful accounts.

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
Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures, and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.
Interest Expense and Deferred Financing Costs. For the Predecessor Company, certain costs associated with the issuance of debt instruments were capitalized and included on the consolidated balance sheet. These costs were amortized to interest expense over the terms of the related debt agreements using the effective interest method. For the Successor Company, the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting and an adjustment was established to record the debt at fair value at the date of the Donnelley Merger. This fair value adjustment is amortized as a reduction to interest expense over the remaining terms of the related debt agreements using the effective interest method. Since the Donnelly Merger, the Successor Company has recorded deferred financing costs of $0.8 million. The bond outstanding method is used to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was less than $0.1 million and $0.1 million for the three and five months ended June 30, 2006, respectively. Amortization of deferred financing costs included in interest expense was $1.0 million, $4.2 million and $9.0 million for the one month ended January 31, 2006 and the three and six months ended June 30, 2005, respectively. Amortization of the fair value adjustment was $4.2 million and $7.1 million for the three and five months ended June 30, 2006, respectively. Apart from business combinations, it is the Company’s policy to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising and other promotional and sponsorship costs. Total advertising expense was $1.6 million and $3.3 million for the three and five months ended June 30, 2006, respectively. Total advertising expense was $2.2 million, $4.5 million and $8.8 million for the one month ended January 31, 2006 and the three and six months ended June 30, 2005, respectively.
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
At June 30, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $375.0 million. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.

Derivative Financial Instruments. We do not use derivative financial instruments for trading or speculative purposes. Our derivative financial instruments are limited to interest rate swap agreements used to manage exposure to fluctuations in interest rates on variable rate debt. These agreements effectively convert $375.0 million of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the Company’s swap agreements that have been designated as cash flow hedges, we receive variable interest based on the three-month LIBOR and, as of June 30, 2006, pay a weighted average fixed rate of 5.29%. Under the terms of the Company’s swap agreements that have not been designated as cash flow hedges, we receive variable interest based on the three-month LIBOR and as of June 30, 2006, pay a weighted average fixed rate of 3.91%. These swaps mature at varying dates from November 2007 to June 2008. The weighted average rate received on our interest rate swaps was 5.07% and 4.94% during the three and five months ended June 30, 2006, respectively. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional value of $125.0 million have not been designated as cash flow hedges. For derivative instruments that are not designated as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. For the three and five months ended June 30, 2006, the Company recorded $0.3 million and $0.9 million, respectively as a decrease to interest expense as a result of the change in fair value of these interest rate swaps. The interest rate swaps that have been designated as cash flow hedges hedge three-month LIBOR-based interest payments on $250.0 million of bank debt. To the extent the swaps provide an effective hedge, changes in the fair value of the swaps are recorded in accumulated other comprehensive income, a component of owner’s equity. Any ineffectiveness is recorded through interest expense. As of June 30, 2006, our interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $250.0 million of bank debt.
Income Taxes. We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized. A deferred tax liability in the amount of $ 0.9 billion has been recognized in accordance with SFAS No. 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired by Donnelley as a result of the Donnelley Merger.
Stock-Based Awards
Successor Company
Donnelley maintains a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain Donnelley employees are eligible to receive stock options, SARs, limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, Donnelley maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of Donnelley’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. Donnelley’s Board of Directors determines termination, vesting and other relevant provisions at the date of the grant. Donnelley has implemented a policy of issuing treasury shares held by Donnelley to satisfy stock issuances associated with stock-based award exercises.
On January 1, 2006, Donnelley adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, Donnelley is required to record compensation expense in the statement of operations for Donnelley employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. Donnelley estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates.
Prior to adopting SFAS No. 123 (R), Donnelley accounted for stock-based awards granted to employees in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Compensation expense related to the issuance of stock options to employees was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. Compensation expense related to SARs was determined at the end of each period in the amount by which the quoted market value of the underlying shares covered by the grant exceeded the grant price and was recognized over the vesting term. In accordance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.
Donnelley allocates stock-based compensation expense to its subsidiaries, including the Company, consistent with the allocation method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense represents what has been allocated to the Company for the three and five months ended June 30, 2006. All other information presented below relates to Donnelley’s stock award and incentive plans in total.
The following table depicts the effect of adopting SFAS No. 123 (R) on net loss for the three and five months ended June 30, 2006. The Company’s reported net loss for the three and five months ended June 30, 2006, which reflects compensation expense related to Donnelley employee stock-based awards recorded in accordance with SFAS No. 123 (R), is compared to net loss for the same period that would have been reported had such compensation expense been determined under APB 25.

	Three Months Ended June 30, 2006		Five Months Ended June 30, 2006
	As Reported	Per APB 25	As Reported	Per APB 25

Total stock-based compensation expense (benefit)	$2,402	$(600)	$3,133	$(626)
Net loss	(27,899)	(26,065)	(53,370)	(51,074)
Prior to the adoption of SFAS No. 123 (R), Donnelley presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the three and five months ended June 30, 2006, the Company was able to utilize the tax benefit resulting from stock-based award exercises of $0.6 million due to net operating loss carryforwards. As such, neither operating nor financing cash flows were affected by stock-based award exercises for the three and five months ended June 30, 2006.
Under SFAS No. 123 (R), the fair value for Donnelley’s stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the three and six months ended June 30, 2006 was $16.83 and $19.90, respectively. The following assumptions were used in valuing these stock-based awards for the periods ended June 30, 2006:

June 30, 2006

Dividend yield	0%
Expected volatility	24.50%
Risk-free interest rate	4.62%
Expected life	5 years
Forfeiture rate	5%
Donnelley estimates expected volatility based on the historical volatility of the price of its common stock over the expected life of the stock-based awards. The expected life represents the period of time that stock-based awards granted are expected to be outstanding, which is based on historical experience. Donnelley uses historical data to estimate stock-based award exercises and employee terminations. The risk-free interest rate is based on applicable U.S. Treasury yields that approximate the expected life of stock-based awards granted.
Donnelley grants restricted stock to certain of its employees, including executive officers, in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of awards granted and the quoted market price of Donnelley’s common stock at such time.
For the three and six months ended June 30, 2006, Donnelley granted 0.1 million and 0.7 million stock options and SARs, respectively. The following table presents a summary of Donnelley’s stock options and SARs activity and related information for the six months ended June 30, 2006:

		Weighted
		Average	Aggregate
		Exercise/Grant	Intrinsic
	Shares	Price Per Share	Value
Awards outstanding, January 1, 2006	5,798,045	$40.67	$92,932
Granted	711,590	63.33	16
Dex stock-based awards converted	1,725,361	12.73	71,483
Exercised	(1,371,276)	14.98	(53,663)
Forfeitures	(169,497)	52.76	(1,186)

Awards outstanding, June 30, 2006	6,694,223	$40.82	$109,582

Available for future grants at June 30, 2006	3,976,430

The total intrinsic value of Donnelley’s stock-based awards vested as of June 30, 2006 and 2005 was $14.4 million and $25.8 million, respectively. The total fair value of stock-based awards vested during the six months ended June 30, 2006 was $19.4 million.
The following table summarizes information about Donnelley’s stock-based awards outstanding and exercisable at June 30, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise/Grant		Contractual	Exercise/Grant
Exercise/Grant		Life	Price Per		Life	Price Per
Prices	Shares	(In Years)	Share	Shares	(In Years)	Share

$10.77 — $14.75	553,476	6.11	$10.98	414,998	6.11	$11.04
$15.22 — $19.41	370,122	2.59	15.73	370,122	2.59	15.73
$24.75 — $29.59	1,756,276	3.99	25.96	1,427,151	3.99	26.05
$30.11 — $39.21	175,233	3.66	30.95	139,341	3.66	30.86
$41.10 — $43.85	1,433,046	4.91	41.40	701,877	4.91	41.32
$46.06 — $55.25	83,854	6.54	51.42	27,897	6.54	48.34
$56.55 — $65.00	2,322,216	6.23	63.14	474,630	6.23	59.25

	6,694,223	5.08	$40.82	3,556,016	5.08	$31.03

The aggregate intrinsic value of Donnelley’s exercisable stock-based awards as of June 30, 2006 was $84.4 million.
The following table summarizes the status of Donnelley’s non-vested stock awards as of June 30, 2006, and changes during the six months ended June 30, 2006:

		Weighted
		Average Grant
	Non-vested	Date Exercise		Weighted Average
	Stock Options	Price Per	Non-vested	Grant Date Exercise
	and SARs	Award	Restricted Stock	Price Per Award

Non-vested at January 1, 2006	3,669,229	$49.39	—	$—
Granted	711,590	63.33	114,468	62.34
Non-vested Dex options converted	224,597	12.73	—	—
Vested	(1,297,712)	44.15	—	—
Forfeitures	(169,497)	52.76	(5,110)	64.26

Non-vested at June 30, 2006	3,138,207	$51.91	109,358	$62.25

As of June 30, 2006, there was approximately $56.9 million of total unrecognized compensation cost related to Donnelley’s non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying its estimated forfeiture rate, Donnelley expects 3.0 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at June 30, 2006 of Donnelley’s non-vested stock-based awards expected to vest is $21.1 million and the corresponding weighted average grant date exercise price is $51.91 per share.

On February 21, 2006, Donnelley granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in Donnelley common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of Donnelley’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), the Company recognized non-cash compensation expense related to these restricted shares of $0.2 million and $0.4 million for the three and five months ended June 30, 2006, respectively.
On February 21, 2006, Donnelley granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in Donnelley common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of Donnelley’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, Donnelley granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in Donnelley common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of Donnelley’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, Donnelley granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in Donnelley common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of Donnelley’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 SAR grants is 100% of the initial grant price. The Company recognized non-cash compensation expense related to these and other smaller SAR grants of $0.7 million and $0.9 million for the three and five months ended June 30, 2006, respectively, with no comparable expense in 2005.
In connection with the Donnelley Merger, Donnelley granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the Donnelley Merger. The Company recognized non-cash compensation expense related to these SARs of $0.5 million for the three and five months ended June 30, 2006.
At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the Donnelley Merger, all outstanding Dex Media equity awards were converted to Donnelley equity awards on February 1, 2006. Upon conversion to Donnelley equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of Donnelley and had a weighted average exercise price of $12.73 per share. At June 30, 2006, the number of Donnelley shares remaining available for future issuance totaled 0.2 million under the Dex Media, Inc. 2004 Incentive Award Plan. For the three and five months ended June 30, 2006, the Company’s non-cash compensation expense related to these converted awards totaled $0.3 million and $0.7 million, respectively.
The Donnelley Merger triggered a change in control under Donnelley’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the Donnelley Merger, and the SARs now vest ratably over three years from the date of grant. The Company’s non-cash stock-based compensation expense relating to existing stock options held by executive officers as of January 1, 2006, which were not modified as a result of the Donnelley Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the Donnelley Merger not mentioned above, totaled $0.7 million for the three and five months ended June 30, 2006, respectively.
Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As Donnelley and the Predecessor Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided below the pro forma disclosures of the effect on net income for the three and six months ended June 30, 2005 as if the Predecessor Company had accounted for its employee stock awards granted under the fair value method of SFAS 123 for the 2005 periods.
Predecessor Company
For the one month ended January 31, 2006, the Predecessor Company accounted for the stock-based awards under the recognition and measurement principles of SFAS No. 123 (R). Prior to adopting SFAS No. 123 (R) on January 1, 2006, the Predecessor Company accounted for stock-based awards granted to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB No. 25. Compensation expense related to the issuance of stock options to employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. In accordance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.
On October 5, 2005, Dex Media entered into Letter Agreements with its officers which, among other things, included terms to accelerate the vesting of certain stock options upon consummation of the Donnelley Merger (“modifications”). As a result of the modifications, stock options to purchase approximately 1.3 million shares of Dex Media common stock became fully exercisable immediately prior to the consummation of the Donnelley Merger. The Predecessor Company recorded stock-based compensation expense for stock options of $1.0 million during the one month ended January 31, 2006, under the guidance of SFAS No. 123 (R), including $0.9 million as a result of these modifications. Had such compensation been determined under APB No. 25 the Company would have recorded stock-based compensation of $10.2 million during the one month ended January 31, 2006, substantially all of which related to the modifications.
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
Summarized below is information regarding options granted, exercised or forfeited under the Stock Option Plan of Dex Media, Inc. (“2002 Plan”) and the Dex Media, Inc. 2004 Incentive Award Plan (“2004 Plan”) during the period from January 1 to January 31, 2006:

					Weighted
			Weighted		Average
		Number of	Average	Aggregate	Remaining
	Number	Shares	Exercise	Intrinsic	Contractual
	of Options	Exercisable	Price	Value	Life Years
Options outstanding at January 1, 2006	4,625,460		$5.38
Options exercisable at January 1, 2006		2,341,773	4.93
Options:
Granted	—
Exercised	(620,110)		4.70	$23.00
Forfeited	—

Options outstanding at January 31, 2006	4,005,350		5.48	22.22	7.53
Options exercisable at January 31, 2006		1,723,265	5.03	22.67	7.45
For the three and six months ended June 30, 2005, the Predecessor Company accounted for the 2002 Plan and the 2004 Plan under the recognition and measurement principles of APB No. 25. Had the Predecessor Company accounted for employee stock option grants under the minimum value method for options issued prior to becoming a publicly traded company and the fair value method after becoming a publicly traded company, both of which are prescribed by SFAS No. 123, the pro forma results of the Predecessor Company would have been as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net Income
As reported	$11,949	$27,165
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	124	244
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(192)	(385)

Pro forma	$11,881	$27,024

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans, stock-based compensation expense and restructuring reserves, among others.

New Accounting Pronouncements. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
The Company has reviewed other new accounting standards not identified above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
3. Donnelley Merger
On January 31, 2006, our indirect parent, Dex Media, was acquired by Donnelley for a total purchase price of $4.1 billion. Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of Donnelley common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of Donnelley common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the Donnelley Merger was based on the average closing price of Donnelley’s common stock for the two business days before and after the announcement of the Donnelley Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. Additionally, Donnelley assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the Donnelley Merger, severance and related costs for certain Dex Media employees of $10.6 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million. Upon completion of the Donnelley Merger, Donnelley’s stockholders immediately prior to the merger and Dex Media’s former stockholders owned approximately 47% and 53% of Donnelley’s common stock, respectively.
As a result of the Donnelley Merger, our assets and liabilities were recorded based on their fair values at the date of the Donnelley Merger, and certain other assets and liabilities were recorded by us upon consummation of the Donnelley Merger. Thus, the bases of the assets and liabilities of the Predecessor Company are not comparable to those of the Successor Company.
The Donnelley Merger was accounted for accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed by Donnelley based on their respective estimated fair values on the acquisition date with the remaining consideration recorded as goodwill. Certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired by Donnelley include directory services agreements between the Company and Qwest, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 4 for a further description of our intangible assets and goodwill.
Under purchase accounting rules, Donnelley did not assume or record the deferred revenue balance of the Company of $34.3 million at January 31, 2006. This amount represented revenue that would have been recognized subsequent to the Donnelley Merger under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the Donnelley Merger, as well as directories that were published in the month of the Donnelley Merger. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the Donnelley Merger. As a result, the billed and unbilled accounts receivable balances acquired by Donnelly became assets of the Company. Also under purchase accounting rules, Donnelley did not assume or record the deferred directory costs related to those directories that were published prior to the Donnelley Merger as well as directories that published in the month of the Donnelley Merger, totaling $89.4 million. These costs represent operating expenses that would have been recognized subsequent to the acquisitions under the deferral and amortization method in the absence of purchase accounting.
The table below shows the activity in our restructuring reserves related to the Donnelley Merger for the three and five months ended June 30, 2006.

Three months ended June 30, 2006
Balance at March 31, 2006	$2,995
Additions to reserve charged to goodwill	1,638
Payments	(243)

Balance at June 30, 2006	$4,390

Five months ended June 30, 2006
Balance at January 31, 2006	$—
Additions to reserve charged to goodwill	4,633
Payments	(243)

Balance at June 30, 2006	$4,390

Additions charged to goodwill during the three and five months ended June 30, 2006 include severance and related costs for Dex Media executive officers and employees in connection with the Donnelley Merger. Payments of $0.2 million were made to employees for severance and related costs during the three and five months ended June 30, 2006. We will continue to assess the restructuring plan related to the Donnelley Merger, which may include additional employee severance and relocation, facility utilization charges, as well as a review of assets for impairment. We anticipate completion of the restructuring plan during the fourth quarter 2006.
The Successor Company recognized merger related expenses of $0.6 million and $1.0 million during the three and five months ended June 30, 2006, respectively. These merger related costs for the three and five months ended June 30, 2006 included $0.5 million and

$0.9 million, respectively, for bonuses to retain certain employees through the transition of the Donnelley Merger. The Predecessor Company recognized merger related expenses of $1.3 million during the one month ended January 31, 2006. These costs included stock compensation expense related to the acceleration of vesting of certain stock-based awards upon consummation of the Donnelley Merger, as further discussed in Note 2. These costs are included in general and administrative expenses on the Consolidated Statements of Operations.
4. Intangible Assets and Goodwill
Successor Company
As a result of the Donnelley Merger, certain intangible assets were identified and recorded at their estimated fair value and the balances of intangible assets from the Dex East Acquisition were eliminated. Amortization expense was $22.7 million and $37.9 million for the three and five months ended June 30, 2006. The acquired intangible assets and their respective book values at June 30, 2006 are shown in the table below.

	Successor Company
	June 30, 2006
	Local	National	Directory
	Customer	CMR	Services	Trade	Advertising
	Relationships	Relationships	Agreements	Names	Commitment	Total
Fair value	$385,000	$85,000	$3,080,000	$210,000	$10,000	$3,770,000
Accumulated amortization	—	(1,181)	(30,556)	(5,833)	(347)	(37,917)

Net intangible assets	$385,000	$83,819	$3,049,444	$204,167	$9,653	$3,732,083

In connection with the Donnelley Merger, Donnelley assumed by operation of law directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest, including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest (and its successors) provides local telephone services and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provides local telephone service. The fair value assigned to the Dex Media Directory Services Agreements of $3.1 billion was based on the multi-period excess earnings method and is being amortized under the straight-line method over 42 years. Under the multi-period excess earnings method, the projected cash flows of the intangible assets are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.
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
The fair values of the customer relationships were determined based on the multi-period excess earnings method. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years. The fair value of the trade names was determined based on the “relief from royalty” method, which values the trade names based on the estimated amount that a company would have to pay in an arms length transaction to use these trade names. This asset is being amortized under the straight line method over 15 years. The amortization of local customer relationships will not commence until the cost uplift resulting from purchase accounting is fully amortized.
The excess of purchase price over the net tangible and identifiable intangible assets acquired of $1.1 billion was recorded as goodwill. During the three months ended June 30, 2006, we completed an analysis of conforming the Company’s revenue recognition policy to Donnelley’s revenue recognition policy as required by purchase accounting, and as a result, we recorded an increase to goodwill related to the Donnelley Merger of approximately $111.5 million, net of tax effects of all goodwill adjustments during the three months ended June 30, 2006. Also during the three months ended June 30, 2006, we recorded an adjustment increasing goodwill from the Donnelley Merger by approximately $10.4 million related to the completion of the fair value measurement of Dex Media’s pension and retiree welfare benefit plans and $1.6 million related to a restructuring plan associated with the Donnelley Merger. The total amount of goodwill that is expected to be deductible for tax purposes related to the Donnelley Merger totals approximately $1.0 billion.
Throughout 2006, additional information could come to our attention that may require us to further revise the purchase price allocation in connection with the Donnelley Merger. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during the three and five months ended June 30, 2006.
Predecessor Company
As a result of the Dex East Acquisition, certain intangible assets were identified and recorded at their estimated fair value. Amortization expense was $10.9 million, $38.4 million and $76.8 million for the one month ended January 31, 2006 and the three and six months ended June 30, 2005, respectively. The acquired intangible assets and their respective book values at December 31, 2005 are shown in the table below.

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

The fair values of local and national customer relationships were determined based on the present value of estimated future cash flows and were being amortized using a declining method in relation to the estimated retention periods of the acquired customers, which was twenty years and twenty-five years, respectively. The acquired Dex trademark was a perpetual asset and not subject to amortization. Other intangible assets including non-compete/publishing agreements, Qwest Dex Trademark agreement and advertising agreement were amortized on a straight—line basis over forty, five and fifteen years, respectively.
The excess of purchase price for the Dex East Acquisition over the net tangible and identifiable intangible assets acquired of $0.9 billion was recorded as goodwill. In accordance with SFAS No. 142, goodwill was not amortized, but was subject to periodic impairment testing. No impairment losses were recorded during the one month ended January 31, 2006 or the three and six months ended June 30, 2005. The balances of intangible assets from the Dex East Acquisition were eliminated in purchase accounting as a result of the Donnelley Merger.
5. Long-Term Debt
Long-term debt of the Company, including fair value adjustments required by GAAP as a result of the Donnelley Merger, at June 30, 2006 and December 31, 2005 consisted of the following:

	Successor	Predecessor
	Company	Company
	June 30,	December 31,
	2006	2005
Dex Media East
Credit Facility	$750,487	$772,498
9.875% Senior Notes, due 2009	480,270	450,000
12.125% Senior Subordinated Notes, due 2012	392,521	341,250

Total	1,623,278	1,563,748
Less: current portion	158,054	129,290

Long-term debt	$1,465,224	$1,434,458

Credit Facilities
As of June 30, 2006, the Dex Media East credit facility, as amended and restated in connection with the Donnelley Merger, consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a new tranche B term loan with an initial total principal amount of $429.0 million. As of June 30, 2006, the principal amounts owing under the tranche A and tranche B term loans were approximately $277.4 million and $424.5 million, respectively, and $48.6 million was outstanding under the Dex Media East Revolver (with an additional $1.1 million utilized under a standby letter of credit). The tranche A and tranche B term loans were available only to fund a portion of the Dex East Acquisition and a portion of the Dex West Acquisition. The Dex Media East Revolver and tranche A term loan will mature in November 2008 and the tranche B term loan will mature in May 2009. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 6.78% and 5.79% at June 30, 2006 and December 31, 2005, respectively.
On April 24, 2006, we amended Dex Media East’s credit facility (the “Dex Media East Amendment”) for the purpose of reducing the applicable interest rate margins on the outstanding tranche B term loans by refinancing such loans with new tranche B term loans. The Dex Media East Amendment maintains the applicable interest rate margins on the tranche A term loans and the revolving portion of the Dex Media East credit facility.
As amended, as of June 30, 2006 the Dex Media East credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A., plus a 0.25% margin on the Dex Media East Revolver and Term Loan A and a 0.50% margin on Term Loan B; and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, plus a 0.25% margin on the Dex Media East Revolver and Term Loan A and a 0.50% margin on Term Loan B; or

•	The LIBOR rate plus a 1.25% margin on the Dex Media East Revolver and Term Loan A and a 1.50% margin on Term Loan B. We may elect interest periods of 1, 2, 3 or 6 months (or 9 or 12 months, if at the time of the borrowing, all lenders agree to make such term available) for LIBOR borrowings.
In connection with the Donnelley Merger on January 31, 2006, Dex Media entered into an Amended and Restated Credit Agreement (the “Amended East Credit Agreement”) for the purpose of amending and restating the Dex Media East credit facility, dated as of November 8, 2002 (“Original East Credit Agreement”), to, among other things: (i) permit the Donnelley Merger; (ii) permit certain additional restricted payments to Dex Media, Inc.; (iii) modify the financial performance covenants contained in the Original East Credit Agreement; and (iv) provide for shared service arrangements between R.H. Donnelley Inc., an affiliate of Dex Media East, and its subsidiaries, on the one hand, and Dex Media, Inc. and its subsidiaries, on the other hand.
In addition, in connection with the Amended East Credit Agreement, Dex Media and Dex Media East and its subsidiaries reaffirmed, pursuant to a Reaffirmation Agreement dated as of January 31, 2006 (the “East Reaffirmation Agreement”) that the obligations under the Amended East Credit Agreement continue to be secured by: (i) the pledge of the equity interests of Dex Media East under that certain Pledge Agreement dated as of November 10, 2003 and (ii) the assets of and guarantee by Dex Media East and its subsidiaries pursuant to the terms of that certain Amended and Restated Guarantee and Collateral Agreement, dated as of November 8, 2002.
The Company’s credit facilities and the indentures covering the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Company’s credit facilities also contain financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of the assets of Dex Media East and its subsidiaries, including their equity interests, are pledged to collateralize the obligations under its credit facilities.
Notes
Dex Media East issued $450 million aggregate principal amount of 9.875% senior notes due 2009. Interest is payable on May 15th and November 15th of each year. As of June 30, 2006, $449.7 million aggregate principal amount was outstanding excluding fair value adjustments.

Dex Media East issued $525 million aggregate principal amount of 12.125% senior subordinated notes due 2012. Interest is payable on May 15th and November 15th of each year. As of June 30, 2006, $341.3 million aggregate principal amount was outstanding excluding fair value adjustments.
Impact of Donnelley Merger
The completion of the Donnelley Merger triggered change of control offers on all of the Company’s outstanding notes, requiring us to make offers to repurchase the notes. Approximately $0.3 million of the 9.875% senior notes due 2009 were tendered in the applicable change of control offer and repurchased by us.
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

As of June 30, 2006, the unamortized fair value adjustment due to purchase accounting was $81.8 million, which does not impact future scheduled interest or principal payments.
6. Benefit Plans
Retirement Plans. Dex Media has a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees. Pension costs, on an annual basis, are determined using the projected unit credit actuarial cost method. Dex Media’s funding policy is to contribute with the objective of accumulating sufficient assets to pay all benefits when due. No contributions were required or made for the three and five months ended June 30, 2006, the one month ended January 31, 2006, and the three and six months ended June 30, 2005. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.
Savings Plan. Dex Media offers a defined contribution savings plan to substantially all employees. Dex Media contributes 100% on the first 4% of employee contributions and 50% on the next 2% contributed by participating management employees, up to a maximum of 6% of each participating employee’s eligible earnings. Dex Media also contributes 81% of the first 6% of occupational employee contributions not to exceed 4.86% of eligible earnings for any one pay period. Dex Media matching contributions are limited to $4,860 per occupational employee annually.
Other Postretirement Benefits. Dex Media has an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to employees who reach retirement eligibility while working for Dex Media.
Costs associated with Dex Media’s benefit plans are allocated to the Company as discussed in Note 9. In accordance with SFAS No. 132, Employers’ Disclosures About Pension and Other Postretirement Benefits (Revised 2003), the following tables provide the components of net periodic benefit cost for the three and five months ended June 30, 2006, the one month ended January 31, 2006, and the three and six months ended June 30, 2005:

	Successor Company		Predecessor Company
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2006		2005
	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits
Service cost	$884	$245	$865	$232
Interest cost	1,026	345	1,405	409
Expected return on plan assets	(1,594)	—	(1,930)	—
Unrecognized prior service costs	—	—	(49)	(84)
Amortization of net (gain) loss	(8)	(21)	—	3

Net periodic benefit cost	$308	$569	$291	$560

	Successor Company		Predecessor Company
	Five Months		One Month		Six Months
	Ended		Ended		Ended
	June 30,		January 31,		June 30,
	2006		2006		2005
	Pension	Post-Retirement	Pension	Post-Retirement	Pension	Post-Retirement
	Benefit	Benefits	Benefit	Benefits	Benefit	Benefits
Service cost	$1,481	$360	$310	$73	$2,209	$511
Interest cost	1,835	641	385	135	2792	838
Expected return on plan assets	(2,782)	—	(462)	—	(3,903)	—
Unrecognized prior service costs	8	17	(8)	(17)	(49)	(127)
Amortization of net (gain) loss	(8)	(21)	—	—	—	3

Net periodic benefit cost	$534	$997	$225	$191	$1,049	$1,225

During the three months ended June 30, 2006, Dex Media completed the fair value measurement of the pension and post-retirement assets and liabilities as of January 31, 2006, and, as a result, $10.4 million has been charged to goodwill.
As previously disclosed in our 2005 10-K, Dex Media does not expect to make any contributions to its retirement plan in 2006.
As a result of employee terminations, the Company expects that lump sum settlement payments of pension liabilities will exceed pension service and interest costs during the three months ending September 30, 2006. Dex Media expects to record a settlement as defined in SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The result of this settlement accounting will be to record a portion of the unrecognized actuarial gain to income during the three months ending September 30, 2006. The gain to be allocated the Company is expected to be approximately $0.3 million.
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
Collective Bargaining Agreement. As of June 30, 2006 12% and 23% of Donnelley’s employees were members of the International Brotherhood of Electrical Workers (“IBEW”) and the Communication Workers of America (“CWA”), respectively. In May 2006, Donnelley and the IBEW executed a new three year collective bargaining agreement that expires in May 2009. The collective bargaining agreement covering the CWA will expire in October 2006 and it is expected to be replaced by a new agreement.

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
Certain statements contained in this Quarterly Report on Form 10-Q regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “could,” and similar expressions, are used to identify such forward-looking statements. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Accordingly, these statements are subject to significant risks and uncertainties and our actual results, business plans and prospects could differ significantly from those expressed in, or implied by, these statements. We caution readers not to place undue reliance on, and we undertake no obligation to update, other than imposed by law, any forward-looking statements. Such risks, uncertainties and contingencies include, but are not limited to, statements about the benefits of the merger between R.H. Donnelley Corporation (“Donnelley”) and Dex Media, Inc. (“Dex Media”) (the “Donnelley Merger”), including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: (1) the risk that the legacy Dex Media and Donnelley businesses will not be integrated successfully; (2) the risk that the expected strategic advantages and cost savings from the Donnelley Merger may not be fully realized or may take longer to realize than expected; (3) disruption from the Donnelley Merger making it more difficult to maintain relationships with customers, employees or suppliers; and (4) general economic conditions and consumer sentiment in our markets. Additional risks and uncertainties are described in detail in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”). Unless otherwise indicated, the terms “Dex Media East,” the “Company,” “we,” “us” and “our” refer collectively to Dex Media East LLC, its direct and indirect wholly-owned subsidiaries and its and their predecessors. “Predecessor Company” refers to the operations of Dex Media East prior to the consummation of the Donnelley Merger. “Successor Company” refers to the operations of Dex Media East subsequent to the consummation of the Donnelley Merger.
Significant Business Developments
On January 31, 2006, Dex Media, our indirect parent, merged with and into Forward Acquisition Corporation (“FAC”), a wholly-owned subsidiary of Donnelley. Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of Donnelley common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of Donnelley common stock valued at $61.82 per share. In addition, all outstanding Dex Media stock options were converted into stock options of Donnelley at a ratio of 1 to 0.43077 and the Dex Media, Inc. Stock Option Plan and the Dex Media’s 2004 Incentive Award Plan, which governed the Dex Media stock options, were terminated. Donnelley also assumed all of Dex Media, Inc.’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion. In connection with the consummation of the Donnelley Merger, the name of FAC was changed to Dex Media, Inc. As a result of the Donnelley Merger, Dex Media became a wholly-owned subsidiary of Donnelley. For ease of reference throughout this Quarterly Report on Form 10-Q, “Dex Media” means (a) at all times prior to the Donnelley Merger, Dex Media, Inc., the Predecessor of FAC and a direct subsidiary of Dex Holdings, LLC and (b) at all times following the Donnelley Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of Donnelley.
Corporate Overview
Dex Media East LLC is a subsidiary of Dex Media East, Inc. and an indirect wholly-owned subsidiary of Dex Media. Dex Media East is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”).
Dex Media is the largest directory publisher in the Dex States (as defined below) and, together with its parent, Donnelley, the third largest directory publisher in the United States, based on revenue. We provide directory, Internet and direct marketing solutions to local and national advertisers. Virtually all of the Company’s revenue is derived from the sale of advertising in its various directories. In 2005, Dex Media East published 160 directories and printed approximately 22 million copies of these directories for distribution to virtually all business and residential customers throughout the Dex East States. Dex Media’s Internet-based directory DexOnline.com, which is bundled with our print product to provide web-based access to Dex Media’s directories, further expands the distribution of our advertiser content. Published directories are distributed to residents and businesses in the Dex States through third-party vendors.
Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms: The Carlyle Group and Welsh, Carson, Anderson & Stowe. In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in Arizona, Idaho, Oregon, Montana, Utah, Washington and Wyoming (collectively, the “Dex West States”) to Dex Media (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex West States to Dex Media (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005. The Dex East States and Dex West States are collectively referred to as the “Dex States.”
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories as one operating segment.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt FIN No. 48 on January 1, 2007. We are currently assessing the impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
The Company has reviewed other new accounting standards not indicated above and does not believe any other new standards will have a material impact on the Company’s financial position or operating results.
Factors Affecting Comparability
As a result of the Donnelley Merger, the related financings and associated purchase accounting, our 2006 reported generally accepted accounting principles (“GAAP”) results are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the acquisition, including all directories published in the month the Donnelley Merger was completed. Thus, our reported 2006 GAAP results are not indicative of our underlying operating and financial performance. Our revenue and operating expenses for the five months ended June 30, 2006 were $173.2 million and $19.6 million lower, respectively, than our revenue and operating expenses would have otherwise been because of the Donnelley Merger. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.
RESULTS OF OPERATIONS, INCLUDING COMBINED RESULTS
In addition to the GAAP presentation of results for the five months ended June 30, 2006, the one month ended January 31, 2006 and the six months ended June 30, 2005, we have provided the following combined results of Dex Media East for the six months ended June 30, 2006 because we believe that such financial information is important to gain an understanding of the impact of the Donnelley Merger on Dex Media East’s underlying historical performance and future financial results. The financial information for the combined six months ended June 30, 2006 includes the financial information of the Predecessor Company for the one month ended January 31, 2006 and of the Successor Company for the five months ended June 30, 2006. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, the results of periods presented are not strictly comparable due to the change in basis of assets that resulted from the Donnelley Merger.

Combined six months ended June 30, 2006 and the six months ended June 30, 2005
Net Revenue
The components of our net revenue for the combined six months ended June 30, 2006 and the six months ended June 30, 2005 were as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Five Months	One Month	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	January 31,	June 30,	June 30,
	2006	2006	2006	2005	$ Change
		(amounts in thousands)
Net directory advertising revenue	$124,951	$59,430	$184,381	$352,990	$(168,609)
Other revenue	3,754	1,661	5,415	6,705	(1,290)

Total	$128,705	$61,091	$189,796	$359,695	$(169,899)

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
Net directory advertising revenue in the combined six months ended June 30, 2006 and the six months ended June 30, 2005 was $184.4 million and $353.0 million, respectively. The decrease in net directory advertising revenue of $168.6 million is primarily a result of the impact of purchase accounting for the Donnelley Merger. Our net directory advertising revenue during the five months ended June 30, 2006 was $168.7 lower than it would have been otherwise because of the impact of purchase accounting due to the Donnelley Merger. Purchase accounting resulting from the Donnelley Merger will continue to impact reported results during 2006.
Revenue from other products and services is recognized as delivered or fulfilled. Revenue from other products and services includes barter revenue, late fees paid on outstanding customer balances, sales of directories and certain other print and Internet products. Other revenue in the combined six months ended June 30, 2006 and the six months ended June 30, 2005 was $5.4 million and $6.7 million, respectively. The decrease in other revenue is primarily a decrease in barter revenue due to the impact of purchase accounting offset by an increase in the fees the Company collects from customers who pay their accounts late.
Total net revenue in the combined six months ended June 30, 2006 and the six months ended June 30, 2005 was $189.8 million and $359.7 million, respectively. The decrease in total net revenue is primarily a result of the impact of purchase accounting described above.
Expenses
The components of total expenses for the combined six months ended June 30, 2006 and the six months ended June 30, 2005 are as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Five Months	One Month	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	January 31,	June 30,	June 30,
	2006	2006	2006	2005	$ Change
		(amounts in thousands)
Operating expenses	$104,184	$25,331	$129,515	$139,075	$(9,560)
G&A expenses	17,674	4,418	22,092	19,295	2,797
D&A expenses	46,136	12,148	58,284	82,517	(24,233)

Total	$167,994	$41,897	$209,891	$240,887	$(30,996)

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses are recognized as incurred. In the Predecessor Company financial statements, deferred directory costs also include employee and systems support costs directly associated with the publication of directories. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in that period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Operating Expenses
Total operating expenses for the combined six months ended June 30, 2006 and the six months ended June 30, 2005 were $129.5 million and $139.1 million, respectively. The decrease in operating expenses of $9.6 million is primarily due to the impact of purchase accounting for the Donnelley Merger. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commission and print and delivery costs totaling $47.0 million for directories that published prior to the Donnelley Merger were not reported in the five months ended June 30, 2006. Directory expenses for the five months ended June 30, 2006 include the amortization of deferred directory costs relating to the Dex Media directories published beginning in February 2006. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the Donnelley Merger at their fair value of $82.7 million determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” These costs are amortized as operating expenses over the term of the applicable directories and such amortization totaled $27.4 million for the five months ended June 30, 2006. The net impact of these two purchase accounting adjustments was $19.6 million for the five months ended June 30, 2006. Purchase accounting resulting from the Donnelley Merger will continue to impact reported results during 2006 and 2007. Excluding these effects of purchase accounting, operating expenses increased $10.0 million. This increase relates to increased fulfillment costs for our Dex Web Clicks(TM) product and increased commission and print and delivery costs due to the timing of the publication of certain directories.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the combined six months ended June 30, 2006 and the six months ended June 30, 2005 were $22.1 million and $19.3 million, respectively. The increase of $2.8 million is primarily due to an increase in stock compensation expense of $2.8 million related to the acceleration of vesting of certain stock-based awards upon the consummation of the Donnelley Merger and the adoption of SFAS 123(R), Share-Based Payments, on January 1, 2006. In addition, the Company recognized $0.9 million in the five months ended June 30, 2006, for bonuses to retain certain employees through the transition related to the Donnelley Merger.
Depreciation and Amortization Expenses
Depreciation and amortization (“D&A”) expenses for the combined six months ended June 30, 2006 and the six months ended June 30, 2005 were $58.3 million and $82.5 million, respectively. The decrease in depreciation and amortization expense of $24.2 million is primarily related to a decrease in the amortization of our intangible assets. Upon the consummation of the Donnelley Merger, the identified intangible assets related to the Dex East Acquisition were removed and replaced with the identified intangible assets related to the Donnelley Merger. In addition, the amortization of the local customer relationships intangible asset will not commence until the cost uplift resulting from purchase accounting is fully amortized.

Operating (Loss) Income
Operating (loss) income for the combined six months ended June 30, 2006 and six months ended June 30, 2005 was as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Five Months	One Month	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	January 31,	June 30,	June 30,
	2006	2006	2006	2005	$ Change
(amounts in thousands)
Total	$(39,289)	$19,194	$(20,095)	$118,808	$(138,903)

The decrease in operating income for the combined six months ended June 30, 2006, compared to operating income for the six months ended June 30, 2005 resulted from a decrease in net revenue, a decrease in operating expenses, an increase in G&A expenses and a decrease in D&A expenses as described above.
Purchase accounting resulting from the Donnelley Merger will continue to impact reported results during 2006 and 2007.
Interest Expense, Net
Net interest expense for the combined six months ended June 30, 2006 and the six months ended June 30, 2005 was $60.2 million and $74.2 million, respectively. Net interest expense for the combined six months ended June 30, 2006 and the six months ended June 30, 2005 included $1.1 million and $9.0 million, respectively, of amortization of deferred financing costs as the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting. In addition, during the five months ended June 30, 2006, the Company amortized the fair value adjustment which was recorded at the consummation of the Donnelley Merger. This fair value adjustment was amortized as a reduction to interest expense of $7.1 million during the five months ended June 30, 2006. These decreases were offset by increased interest expense related to the Dex Media East credit facility.
Income Taxes
The effective tax rate on (loss) income before income taxes for the five months ended June 30, 2006, the one month ended January 31, 2006 and the six months ended June 30, 2005 was 38.9%, 39.6% and 39.1%, respectively. The effective rate for the five months ended June 30, 2006 reflects a decrease in the state and local tax rate as a result of the integration of the Donnelley Merger combined with favorable treatment of certain purchase accounting adjustments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that, including without limitation, ensuring information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 3. Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Document
2.1+	Agreement of Merger of Dex Media East LLC and SGN LLC, dated November 8, 2002.

2.2+	Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.

2.3+	Amendment No. 1 dated November 8, 2002 to Purchase Agreement, dated as of August 19, 2002, by and between Qwest Dex, Inc., Qwest Services Corporation, and Qwest Communications International Inc., on the one hand, and Dex Holdings LLC, on the other hand.

2.4	Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., and R. H. Donnelley Corporation and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 of R.H. Donnelley Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155).

3.1++	Certificate of Formation of Dex Media East LLC (f/k/a SGN LLC), filed July 15, 2002.

3.2+	Amendment to Certificate of Formation of Dex Media East LLC, filed November 12, 2002.

3.3++	Certificate of Merger of SGN LLC and Dex Media East LLC, filed November 8, 2002.

3.4++	Amendment to Certificate of Formation of Dex Media East LLC, filed October 8, 2003.

3.5+	Certificate of Incorporation of Dex Media East Finance Co., filed October 8, 2002.

3.6+	Second Amended and Restated Certificate of Incorporation of LCI International, Inc., filed December 19, 2000 (Dex Media International, Inc.).

3.7+	Amendment No. One to the Amended and Restated Certificate of Incorporation of LCI International, Inc. (Dex Media International, Inc.).

3.8+	Amended and Restated Limited Liability Company Agreement of Dex Media East LLC, dated November 8, 2002.

3.9+	By-laws of Dex Media East Finance Co.

3.10+	Amended and Restated By-laws of LCI International, Inc. (Dex Media International, Inc.).

4.1+	Senior Note Indenture with respect to the 9 7/8% Senior Notes due 2009, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.

4.2+	Form of 9 7/8% Senior Notes due 2002 (included in exhibit 4.1)

4.3+	Senior Subordinated Note Indenture with respect to the 12 1/8% Senior Subordinated Notes due 2012, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.

4.4+	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.3)

10.1++	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.2+	Guarantee and Collateral Agreement, dated November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a/SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as administrative agent.

10.3++	Reaffirmation Agreement, dated November 10, 2003, by and among Dex Media East Finance Co., Dex Media International, Inc. and JP Morgan Chase Bank, as administrative agent.

10.4++	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC).

10.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.

Exhibit
Number	Document
10.6+	Management Consulting Agreement among Dex Media East and The Carlyle Group dated November 8, 2002.

10.7+	Management Consulting Agreement among Dex Media East and Welsh, Carson, Anderson and Stowe dated November 8, 2002.

10.8+	Equity holders Agreement of Dex Holdings LLC among Carlyle Partners III, L.P., CP III Coinvestment L.P., Carlyle Dex Partners II, L.P., Carlyle High Yield Partners, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD GP Associates LLC, WD Investors LLC and A.S.F. Co-Investment Partners, L.P., dated November 8, 2002.

10.9++	Joinder Agreement to the Dex Holdings LLC Equity holders Agreement, effective as of April 30, 2003.

10.10+	Agreement Among Members (Dex Holdings LLC) among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc. and Dex Media East LLC, dated November 8, 2002.

10.11++	First Amendment to the Agreement Among Members (Dex Holdings LLC), effective as of September 8, 2003, among Carlyle Partners III, L.P., Carlyle-Dex Partners L.P., Carlyle-Dex Partners II L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WD Investors LLC, Dex Holdings LLC, Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media West, Inc. and Dex Media West LLC, dated November 8, 2002.

10.12+	Publishing Agreement by and among Dex Holdings LLC, SGN LLC (Dex Media East LLC), GPP LLC (Dex Media West LLC) and Qwest Corporation, dated November 8, 2002.

10.13+	Non-Competition and Non-Solicitation Agreement by and between SGN LLC, GPP LLC, Dex Holdings LLC, Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc., dated November 8, 2002.

10.14++	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.

10.15++	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.

10.16++	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

10.17++	Network Services Agreement between Dex Media, Inc. and SAVVIS Communications Corporation, dated September 30, 2003.

10.18++*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.

10.19++*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.

10.20++*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.

10.21++*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.

10.22++*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

10.23++*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.

10.24++*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.

10.25++*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.

10.26++*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.

10.27++*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.

10.28*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).

10.29*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).

10.30*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).

Exhibit
Number	Document
10.31	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Commission File No. 1-32249).

10.32*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.33*	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.34*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.35*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.36	Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.6 to Dex Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.37*	Retirement and General Release Agreement dated October 5, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated October 2, 2005).

10.39*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and George Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.40*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.41*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.42*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.43*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated December 21, 2005).

10.44*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.45*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.46*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.47*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.48*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.49	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.50	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

Exhibit
Number	Document
10.51	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006).

10.52	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006).

31.1+++	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media East LLC under Section 302 of the Sarbanes Oxley Act.

31.2+++	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media East LLC under Section 302 of the Sarbanes Oxley Act.

32.1+++	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media East LLC

+	Incorporated by reference to our Registration Statement on Form S-4 (Commission File No. 333-102395) and amendments thereto, declared effective on April 4, 2003.

++	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003. (Commission File No. 333-102395)

+++	Filed herewith.

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEX MEDIA EAST LLC
By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: August 11, 2006

Exhibit Index

Exhibit 31.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media East LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 31.2*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 by Steven M. Blondy, Executive Vice President and Chief Financial Officer of Dex Media East LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 32.1*	Certification of Quarterly Report on Form 10-Q for the period ended June 30, 2006 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President and Chief Financial Officer, of Dex Media East LLC

*	Filed herewith.