Form 10-K
period 2006-12-31
DEX MEDIA EAST LLC
filed 2007-03-30
CIK 1212113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant
to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number: 333-102395
DEX MEDIA EAST LLC
(Exact name of registrant as specified in its charter)

Delaware	42-1554575

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Winstead Drive, Cary, N.C.	27513

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (919) 297-1600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 15, 2007, R.H. Donnelley Corporation indirectly owned all of the registrant’s owner’s equity.
THE REGISTRANT IS AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF R.H. DONNELLEY CORPORATION. THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
DOCUMENTS INCORPORATED BY REFERENCE
None

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

PART I
ITEM 1. BUSINESS.
General
Dex Media East LLC is an indirect wholly-owned subsidiary of Dex Media, Inc. which is a direct wholly-owned subsidiary of R.H. Donnelley Corporation (“RHD” or “Parent”). Except where otherwise indicated, the terms “Company,” “Dex Media East,” “we,” “us” and “our” refer to Dex Media East LLC and its direct and indirect wholly-owned subsidiaries. Our Parent’s executive offices are located at 1001 Winstead Drive, Cary, North Carolina 27513 and our Parent’s telephone number is (919) 297-1600. Our Parent’s Internet Website address is www.rhd.com. We make available free of charge on our Parent’s Website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC Website at www.sec.gov. However, the information found on our Parent’s Website or the SEC Website is not part of this annual report.
Dex Media, Inc. (“Dex Media” or “Owner”), our indirect parent was formed September 30, 2005, as Forward Acquisition Corporation (“FAC”), a wholly-owned acquisition subsidiary of RHD, in anticipation of the RHD Merger (defined below). Upon consummation of the RHD Merger, on January 31, 2006, the company formerly known as Dex Media, Inc., a Delaware corporation, merged with and into FAC, with Dex Media as the surviving entity, and changed its name to Dex Media, Inc.
Corporate Overview
Dex Media is the largest directory publisher in the Dex East States, as defined below. Together with its parent, RHD, Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. RHD’s “triple-play” integrated marketing solutions assist advertisers by attracting large volumes of ready-to-buy consumers through the combination of our print directories, Internet Yellow Pages (“IYP”) and search engine marketing (“SEM”) and search engine optimization (“SEO”) services. During 2006, our print and online solutions helped approximately 200,000 national and local businesses in 7 states reach consumers who were actively seeking to purchase products and services. Dex Media’s approximately 1,100 sales representatives work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our “triple play” products and services.
During 2006, we published and distributed more than 23 million print directories in many of the country’s most attractive growth markets including Albuquerque and Denver. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.
Dex Media’s Internet-based directory, DexOnline.com®, which is bundled with our print product to provide web-based access to Dex Media’s directories, further expands the distribution of our advertisers’ content. Published directories are distributed to residents and businesses in the Dex East States, defined below, through third-party vendors. RHD’s online products and services (IYP, SEM and SEO) provide merchants with additional reach to connect with consumers who are actively seeking to purchase products and services on the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary IYP sites, including DexOnline.com, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. Dex Media helps local businesses take advantage of the expanding online market by assisting them to determine the optimal display of information in their IYP profile or the right combination of SEM and SEO tactics for prominent appearance on the Internet.
This compelling set of “triple play” products and services, in turn, generates among the strongest returns for advertisers of any advertising media available today. This strong advertiser return uniquely positions Dex Media and its approximately 1,100 sales representatives as trusted advisors for marketing support and service in the local markets we serve.
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

Significant Business Developments
On January 31, 2006, our indirect parent, Dex Media, merged with and into FAC, a wholly-owned subsidiary of RHD. Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share, for an equity purchase price of $4.1 billion. RHD also assumed all of the Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs for a total aggregate purchase price of $9.8 billion). In addition, all outstanding Dex Media stock options were converted into stock options of RHD at a ratio of 1 to 0.43077 and the Dex Media, Inc. Stock Option Plan and the Dex Media, Inc. 2004 Incentive Award Plan, which governed those Dex Media stock options, were terminated. In connection with the consummation of this merger (the “RHD Merger”), the name of FAC was changed to Dex Media, Inc. As a result of the RHD Merger, Dex Media became a wholly-owned subsidiary of RHD. For ease of reference throughout this annual report on Form 10-K, “Dex Media” means (a) at all times prior to the RHD Merger, Dex Media, Inc., the predecessor of FAC and a direct subsidiary of Dex Holdings, LLC and (b) at all times following the RHD Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of RHD.
On September 6, 2006, RHD acquired Local Launch (the “Local Launch Acquisition”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of RHD’s Local Launch Acquisition was to support the expansion of RHD’s and the Company’s current local SEM and SEO offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD. As such, the results of the Local Launch business are not included in the Company’s operating results.
On November 9, 2006, certain affiliates of The Carlyle Group and Welsh, Carson, Anderson & Stowe (the “Selling Shareholders”) sold 9,424,360 shares and 9,424,359 shares, respectively, of RHD common stock. The Selling Shareholders were former shareholders of Dex Media and became shareholders of RHD in conjunction with the RHD Merger. After this sale, the Selling Shareholders no longer hold any shares of RHD common stock that they acquired in connection with the RHD Merger. Neither RHD nor the Company received any proceeds from this transaction.
Historical Overview
Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms, the Selling Shareholders. In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to Dex Media (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in Arizona, Idaho, Oregon, Montana, Utah, Washington and Wyoming (collectively, the “Dex West States”) to Dex Media (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005. The Dex East States and Dex West States are collectively referred to as the “Dex States.”
Segment Reporting
We currently operate under one reportable segment. See Item 8 – Note 11 for additional information.
Products and Services
In the Dex States, we offer an integrated solution of print and digital products and services.
Print Products
We publish both a white pages section and a yellow pages section in our print directory products. Whenever practicable, we combine the two sections into one directory. In large markets where it is impractical to combine the two sections into one volume, separate stand-alone white and yellow pages print directories are normally published at the same time.

These directories are designed to meet the advertising needs of local and national businesses and the informational needs of local consumers. The diversity of advertising options available enables us to create customized advertising programs that are responsive to specific advertiser needs and financial resources. The yellow pages and white pages print directories are also efficient sources of information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under thousands of directory headings.
We have three primary types of printed directories: core directories, community directories and Plus companion directories. Core directories generally cover large population or regional areas, whereas community directories typically focus on a sub-section of the areas addressed by corresponding core directories. The Plus companion directory is a small format directory used in addition to the core and community directories. It is complementary to the core directory, with replicated advertising from the core directory available for an additional charge. Most core directories contain yellow pages, white pages and specialty sections. These print directory advertising products can be broken down into three basic categories: Yellow Pages, White Pages and Specialty/Awareness Products.
Yellow Pages
We offer businesses a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant classification.
A range of paid advertising options is available in our yellow pages directories, as set forth below:
Listing options — Advertisers may enhance their complementary listing in several ways. They may pay to have a listing highlighted or set in a bolder typeface, both of which increase the visibility of the listing. Advertisers may also purchase extra lines of text to convey information, such as hours of operation or a more detailed description of their business.
In-column advertising options — For greater prominence on a page, an advertiser may expand a basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased. In-column advertisements may include such features as bolding, special fonts, color, trademarks and graphics.
Display advertising options — A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of the advertisement purchased. Display advertisements are placed usually at the front of a classification, and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive for advertisers to renew their advertising purchases from year to year and to increase the size of their advertisements to ensure that their advertisements continue to receive priority placement. Display advertisements range in size from a quarter column to as large as two pages, referred to as a “double truck” advertisement. Display advertisers are offered various levels of color including spot-four color, enhanced color, process photo and hi-impact.
White Pages
State public utilities commissions require the local exchange carrier (“LEC”) affiliated with us, Qwest, to produce white pages directories to serve its local service areas. Through the publishing agreement held by us with Qwest, the LEC has contracted with us to publish these directories for decades to come. Our publishing agreement with Qwest runs through November 2052. By virtue of this agreement, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of each residence or business unless they have requested to be non-listed.
Advertising options in white pages include bolding and highlighting for added visibility, extra lines for the inclusion of supplemental information and in-column and display advertisements. In certain cases, the relevant LEC can sell various forms of enhanced white pages listings.
Specialty/Awareness Products
In addition to these primary products, our lines of “awareness products” allow businesses to advertise in a variety of high-visibility locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. The Company’s awareness products include:

Tabs — Cardstock, full-color insert with advertising on either side that is bound inside and separates key sections of the directory. Tabs are also offered at the heading level in some markets with additional fold out panels available. These inserts enable advertisers to achieve prominence and increase the amount of information displayed to directory users.
Cover Items — Ad space on the covers includes the outside back cover, inside front and back covers, front cover and spine. The inside front cover ads have additional fold out panels available. Cover items offer prominent placement to gain exposure and build brand recognition every time the directory is used.
Tip-ons — A paper coupon or magnet is adhered to the cover for easy removal and use. The items provide an opportunity for brand exposure and can be considered a substitute for direct mail.
Blow-in Cards — Similar to magazine subscription cards this card stock advertising is blown into the directory at random locations to capture a consumer’s attention and spark the need for the service or product.
Ink Jet Edge — Places a logo and brief message on the bottom or top edge of directories, and is available in black, red, green or blue ink.
Front of Book Banners — A banner ad sold at the bottom margin of a page in the community or government sections of the print directory.
Delivery bags — Premium awareness space located on the bags used in the delivery of most print directories.
Ride-alongs — Premium insert programs through which the publishers help businesses deliver messages and promotional offers to customers in conjunction with directories delivered right to the mailbox or doorstep. Advertisers can choose between total market coverage inserts that “ride-along” with the new edition of directories as they are delivered to users, or new mover delivery inserts reaching the lucrative market of new movers within a few days of their new phone service connection.
Online Products and Services
To complement our print directory product portfolio, our “triple-play” integrated solutions also assist advertisers by addressing consumers’ local commercial search needs through a combination of IYP and SEM and SEO services.
In our footprint, advertisers’ content is placed on the DexOnline.com platform by including replica copies of their print advertisement and through sales of a variety of Internet products, including business profiles, e-mail links, website links, and video advertisements. Advertisers are able to purchase priority inclusion products that include fully featured listings and provide the opportunity to be ranked closer to the top of search results pages.
DexOnline.com has grown to include fully searchable content from more than 600,000 Dex Media Yellow Pages advertisements. In addition, we purchase information from other national databases to supply out-of-region listings (although these out-of-region listings are not as comprehensive as our in-region information). DexOnline.com includes approximately 16 million business listings and more than 140 million residential listings from across the United States. DexOnline.com was the number one IYP site within the Dex Media 14-state region for the past twelve quarters, as measured by comScore, a market research firm.
DexOnline.com incorporates free-text (“multi-dimensional”) search boxes similar in design and functionality to many popular search engines. In addition, DexOnline.com provides a search option based on popular business headings or categories providing users the ability to refine their searches using criteria that include such things as specific product and brand names, hours of operation, payment options and locations.
In December 2006, we introduced a beta version of the next-generation DexOnline.com destination site in the Dex Media markets. The new site provides a more relevant search experience for consumers, plus features such as draggable maps and map-based search, comparison shopping, user-generated itineraries for multi-stop shopping and personal contact lists to help consumers build personalized online yellow pages. This new site will also serve as the foundation for a common IYP site that will be rolled out across the rest of RHD’s footprint in 2007.
Dex Media has content agreements and distribution agreements with various search engines, portals and local community destination websites. These agreements are intended to provide additional distribution of advertising content, thereby enhancing the value proposition offered to advertisers. In addition, we have distribution agreements with various local community websites throughout the Dex States to make the structured database of content available to local users of those websites. These agreements provide us with access to important channels to enhance our distribution network on behalf of our advertisers. This enhanced distribution typically leads to increased usage among consumers and greater value and return on investment for our advertisers.
Sales of Dex Web Clicks continued throughout 2006 in our Dex Media markets. This SEM product has been designed as an affordable solution for small and medium-sized enterprises, which allows advertisers to participate in auction-based, paid search Internet advertising across multiple search engines and portals at fixed monthly prices. Dex Web Clicks provides advertisers with a guaranteed number of references, or “clicks,” to their website over the contract term for a fixed monthly price. In addition, Dex Web Clicks offers website design and hosting services to advertisers, in case they do not already have a website. A network of search engines and portals provides the infrastructure for the guaranteed number of references.
Business Cycle Overview
Our print directories usually have a 12-month directory cycle period. A publication process generally takes 15 to 20 months from the beginning of the sales cycle to the end of a directory’s life and the sales stage closes approximately 70 days prior to publication. Consistent with our print directories, our online products and services usually have a 12-month cycle period.
Sales
Dex Media’s local print and online sales force is comprised of approximately 1,100 sales representatives.
We assign our print and online customers among premise representatives and telephone representatives based on a careful assessment of a customer’s expected advertising expenditures. This practice allows us to deploy our sales force in an effective manner. Our sales force is decentralized and locally based, operating throughout the country in local service areas. Management believes that its locally based sales force facilitates the establishment of personal, long-term relationships with local print and online advertisers that are necessary to maintain a high rate of customer renewal.
The local print and online sales channel is divided into three sales sub-channels: premise sales, telephone sales and locally centralized sales.
Premise sales representatives — conduct sales calls face to face at customers’ business locations and typically handle higher dollar and more complex accounts.
Telephone sales representatives — handle lower dollar value accounts and conduct their sales over the phone.
Locally centralized sales — includes multiple types of sales efforts, including centralized sales representatives, prospector sales representatives and a letter renewal effort. These sales mechanisms are used to contact very low dollar value customers that in many cases have renewed their account for the same product for several years. Some of these centralized efforts are also focused on initiatives to recover former customers.
Management believes that formal training is important to maintaining a highly productive sales force. Our sales force undergoes ongoing training, with new sales representatives receiving approximately eight weeks of training in their first year, including classroom training on sales techniques, product portfolio, customer care and administration, standards and ethics. Following classroom training, they are accompanied on sales calls by experienced sales personnel for further training. Ongoing training and our commitment to developing best sales practices across RHD are intended to ensure that sales representatives are able to give advertisers high-quality service and advice on appropriate advertising products and services.
In addition to our locally based sales personnel, we utilize a separate sales channel to serve our national advertisers. In 2006, national advertisers accounted for about 15% of revenue. National advertisers are typically national or large regional chains such as rental car companies, insurance companies and pizza businesses that purchase advertisements in many yellow pages directories in multiple geographic regions. In order to sell to national advertisers, we contract with third party Certified Marketing Representatives (“CMR”). CMRs design and create advertisements for national companies and place those advertisements in relevant yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays the publisher after deducting its commission. We accept orders from approximately 160 CMRs and employs approximately 20 associates to manage our selling efforts to national customers and our CMR relationships.

Marketing
Our print and online sales and marketing processes are closely related and managed in an integrated manner. We believe that our marketing process, composed of both centralized and decentralized strategies and responsibilities, best suits our needs.
Our marketing process includes the functions of market management, product development and management, market research, pricing, advertising and public relations. The market management function is decentralized and coordinates with local sales management to develop market plans and products that address the needs of individual local markets. The other marketing functions are centralized and provide support to all markets as needed. Dex Media promotes its value through advertising campaigns that are targeted to both advertisers and consumers. Our advertising is managed by specific market and includes television, radio, newspaper and outdoor ad placements.
Publishing and Information Services
Pre-press publishing activities include canvass and assignment preparation, sales order processing, graphics and ad composition, contract processing, white and yellow pages processing, database management and pagination. We provide comprehensive tools and information to effectively conduct sales and marketing planning, sales management, sales compensation and customer service activities. Once an individual sales campaign is complete and final advertisements have been produced, white and yellow pages are paginated, proofed and prepared for printing. Most of these functions are accomplished through an Amdocs® (“Amdocs”) publishing system, a leading industry system considered to be the standard.
Printing and Distribution
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley & Sons Company (“R.R. Donnelley”), as well as with Quebecor, Inc. (“Quebecor”). Although RHD and R. R. Donnelley share a common heritage, there is presently no other common ownership or business affiliation between them. In general, R.R. Donnelley prints our larger, higher-circulation directories, whereas Quebecor prints our directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Quebecor expire on December 31, 2011 and December 31, 2014, respectively.
The delivery of directories is facilitated through several outsourcing relationships. Delivery methods utilized to distribute directories to consumers are selected based on factors such as cost, quality, geography and market need. Primary delivery methods include U.S. Postal Service and hand delivery. We have contracts with three companies for the distribution of our directories. These contracts are scheduled to expire at various times from May 2009 through May 2010. Occasionally, we use United Parcel Service or other types of expedited delivery methods. Frequently, a combination of these methods is required to meet the needs of the marketplace.
Printing, paper and distribution costs represented approximately 6% of our net revenue for the eleven months ended December 31, 2006.
Credit Collections and Bad Debt Expense
Since most of our print and online products and services have12-month cycles and most advertising customers are billed over the course of that 12-month period, we effectively extend credit to our customers. Many of these customers are small and medium-sized businesses with default rates that usually exceed those of larger companies. Our policies toward the extension of credit and collection activities are market specific and designed to manage the expected level of bad debt while accommodating reasonable sales growth.
Local print and online advertising customers spending above identified levels as determined appropriate by management for a particular market may be subject to a credit review that includes, among other criteria, evaluation of credit or payment history with us, third party credit scoring, credit checks with other vendors along with consideration of credit risks associated with particular headings. Where appropriate, advance payments (in whole or in part) and/or personal guarantees from business owners may be required. Beyond efforts to assess credit risk prior to extending credit to advertising customers, we employ well-developed collection strategies utilizing an integrated system of internal, external and automated means to engage customers concerning payment obligations.

Fees for national customers are generally billed upon publication of each issue of the directory in which the advertising is placed by CMRs. Because we do not usually enter into contracts with national advertisers directly, we are subject to the credit risk of CMRs on sales to those advertisers to the extent we do not receive fees in advance. We have historically experienced favorable credit experience with CMRs.
Competition
The U.S. directory advertising industry is highly competitive and we operate in our markets with significant competition. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as Yellow Book, the U.S. business of Yell Group Ltd. In the past, many of these independent publishers were small, undercapitalized companies that had minimal impact on our business. However, over the past five years, Yellow Book and several other regional competitors have become far more aggressive and have grown their businesses dramatically, both through acquisition and expansion into new markets. We compete with Yellow Book in the majority of our markets. In some markets, we also compete with other incumbent publishers, such as Idearc, the directory business formerly affiliated with Verizon Communications Inc., in overlapping and adjacent markets.
We believe that in markets where there were already two or more competitors, new publications from independents have a greater impact on other publishers than on the Company. This is primarily due to the fact that virtually all independents compete on price. With a differentiated strategy designed to provide the highest value to advertisers, we tend to be less affected by the incremental fragmentation of price sensitive advertisers resulting from new independent entry, but no assurance can be given that will continue to be the case in the future.
We also compete with other types of media, including television broadcasting, newspaper, radio, direct mail, search engines, Internet yellow pages and emerging technologies.
We believe that advertiser preference for directory advertising is due to its relatively low cost, broad demographic and geographic distribution and high consumer usage rates. Also, while overall advertising tends to track a local economy’s business cycle, directory advertising tends to be more stable and does not fluctuate as widely with economic cycles due to this preference by small to medium-sized businesses. Given the mature state of the directory advertising industry and our position in most of our markets, most independent competitors are focused on aggressive pricing to gain market share. Others focus on niche opportunities such as community or ethnic directories. Our Plus companion directories have proven capable of recapturing and even growing usage share in highly competitive markets. Moreover, we believe the preference for directory advertising by consumers is its directional and permission-based nature, ease of use and its broad coverage of relevant businesses in the local markets. Directory advertising is attractive because consumers view directories as a free, comprehensive, non-intrusive single source of locally relevant information.
The Internet has also emerged as an attractive medium for advertisers. Although advertising on the Internet still represents only a small part of the total U.S. advertising market, as the Internet grows and high-speed Internet access has become more mainstream, it has increasingly become prevalent as an advertising medium. Most major yellow pages publishers operate an Internet-based directory business. Overall references to print yellow pages directories in the United States have gradually declined from 2002 through 2006. We believe this decline is primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information. We expect overall directory usage to grow, largely due to steady growth of Internet directory usage.
Directory publishers, including us, have increasingly bundled online advertising with their traditional print offerings in order to enhance total usage and advertiser value. We compete through our IYP site, DexOnline.com, with Internet yellow pages directories of independent and other incumbent directory publishers, and with other internet sites, including those available through wireless applications, that provide classified directory information, such as YellowPages.com, Switchboard.com and Citysearch.com, and with search engines and portals, such as Yahoo!, Google, MSN and others. We compete with all of these online competitors based on value, local relevance and features. We also partner with some of these online businesses where it makes strategic sense to do so to expand the reach of our advertisers to a broad online consumer base.

The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our traditional products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We believe we are well positioned against emerging competition due to our deep local content, existing advertiser relationships, our extensive local sales force, and our ability to offer our customers complete directional advertising solutions including print directories, online directories, and SEM and SEO services.
Raw Materials
Our principal raw material is paper. It is one of our largest cost items, representing approximately 4% of our net revenue for the eleven months ended December 31, 2006. Paper used is primarily supplied by two paper suppliers: Nippon Paper Industries USA, Co., Ltd. (“Nippon”) and Catalyst Paper Corporation (“Catalyst”), as well as other suppliers. Our agreement with Nippon expires on December 31, 2009. Prices under the contracts with Nippon and Catalyst are negotiated each year based on prevailing market rates. Furthermore, we purchase paper used for the covers of our directories from Spruce Falls, Inc., which we refer to as Spruce Falls. Pursuant to an agreement between Spruce Falls and us, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, the parties are unable to agree on repricing, either party may terminate this agreement. This agreement expired on December 31, 2006 and we are currently in negotiations for a new contract. During these negotiations, Spruce Falls continues to provide us paper for our covers. We cannot assure you that we will enter into new agreements with satisfactory terms or at all.
Agreements Between Us, Dex Media West and/or Dex Media and Qwest
In connection with the Dex East Acquisition and Dex West Acquisition, we, Dex Media West and Dex Media entered into a number of contractual agreements with Qwest. Certain of these agreements are summarized below.
•	Publishing Agreement. Pursuant to a publishing agreement, Qwest granted us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest provides local telephone service. This agreement granted us the right to identify ourselves (including on our websites) as Qwest’s exclusive official directory publisher for its legally required directories, as well as certain other directories in Qwest’s service areas in the Dex States. This agreement will remain in effect for 50 years from November 8, 2002 and will automatically renew for additional one year terms unless either Qwest or we provide 12 months’ notice of termination.

•	Non-Competition and Non-Solicitation Agreement. Under a non-competition and non-solicitation agreement, Qwest agreed, for a period of 40 years after November 8, 2002, not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provides local telephone service directed primarily at customers in those geographic areas. The non-solicitation provisions contained in this agreement have expired.

•	Billing and Collection Services Agreement. Pursuant to a billing and collection services agreement (which was renewed effective November 1, 2004), Qwest will continue until December 31, 2008 to bill and collect, on our behalf, amounts owed with respect to our directory services by our accounts that are also Qwest local telephone customers. In 2006, Qwest billed approximately 26% of our local revenue on our behalf, and we billed the remaining 74% directly. Qwest bills the account on the same billing statement on which it bills the customer for local telephone service. We have developed and continue to maintain the ability to transition from the Qwest billing and collection system to our own billing and collection system, for those accounts billed by Qwest, within approximately two weeks should we choose to do so.

•	Advertising Agreement. Pursuant to an advertising agreement, Qwest agreed to purchase an aggregate of $20 million of advertising per year through 2017 from Dex Media East and/or Dex Media West. In the event that Qwest purchases more than $20 million of advertising from Dex Media East and/or Dex Media West in any one year, up to $5 million of the excess will be carried over to the subsequent year’s minimum advertising purchase requirement. The pricing will be on terms at least as favorable as those offered to similar large customers.

•	Master Telecommunications Commitment Agreement. Under a master telecommunications commitment agreement, Dex Media must purchase from Qwest and its affiliates, on an exclusive basis, those telecommunications services and products that we use from time to time. Dex Media’s obligation to purchase such telecommunications services from Qwest is subject to Qwest’s ability to offer pricing and service terms that are not, in the aggregate, materially less favorable than the terms generally available in the market to Dex Media from other telecommunications services providers that are nationally or regionally recognized as being highly reputable. Furthermore, Qwest is required to offer the telecommunications services to Dex Media on terms and conditions that are no less favorable than the terms and conditions that Qwest provides similar services, at similar volumes and for similar time periods, to other customers in the applicable service area. The term of the master telecommunications commitment agreement extends until November 8, 2017.
Additional agreements with Qwest related to intellectual property are described below in “Intellectual Property” in this Item 1.
Intellectual Property
We own and control confidential information as well as a number of trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights that, in the aggregate, are of material importance to our business. We believe that “Dex,” “DexOnline.com” and “DexKnows.com” and related names, marks and logos are, in the aggregate, material to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us.
We are the exclusive official directory publisher of listings and classified advertisements for Qwest (and its successors) telephone customers in the geographic areas in the Dex States in which Qwest provided local telephone service as of November 8, 2002 (subject to limited extensions), as well as having the exclusive right to use certain Qwest branding on directories in those markets. In addition, Qwest assigned and/or licensed to us certain intellectual property used in the Qwest directory business prior to November 8, 2002. These rights generally expire in 2052.
Under license agreements for subscriber listings and directory delivery lists, Qwest has granted to us a non-exclusive, non-transferable restricted license of listing and delivery information for persons and businesses that order and/or receive local exchange telephone services in the relevant service areas at the prices set forth in the respective agreements. Generally, we may use the listing information solely for publishing directories (in any format) and the delivery information solely for delivering directories. We may also resell the information to third parties solely for direct marketing activities, database marketing, telemarketing, market analysis purposes and internal marketing purposes, and use it ourselves in direct marketing activities undertaken on behalf of third parties. The term of these license agreements are generally consistent with the term of the publishing agreement described above.
Although we do not consider any individual trademark or other intellectual property to be material to our operations, we believe that, taken as a whole, the licenses, marks and other intellectual property rights are material to our business. We consider our trademarks, service marks, databases, software and other intellectual property to be proprietary, and we rely on a combination of copyright, trademark, trade secret, non-disclosure and contract safeguards for protection. We also benefit from the use of the phrase “yellow pages” and the walking fingers logo, both of which we believe to be in the public domain in the United States.
Employees
As of February 15, 2007, Dex Media has approximately 2,300 employees of which approximately 1,600 of Dex Media’s employees are represented by labor unions covered by two collective bargaining agreements in the Dex States. We consider relations with our employees to be good. The unionized employees are represented by either the International Brotherhood of Electrical Workers of America (“IBEW”), which represents approximately 600 of the unionized workforce, or the Communication Workers of America (“CWA”), which represents approximately 1,000 of the unionized workforce. Dex Media’s collective bargaining agreement with the IBEW expires in May 2009 and Dex Media’s collective bargaining agreement with the CWA expires in October 2009. We consider Dex Media’s relationship with both unions to be good. Dex Media Service LLC (“Service Co.”), a bankruptcy-remote entity owned 49% by Dex Media East, Inc., 49% by Dex Media West, Inc. and 2% by Dex Media, employs all of our non-senior management employees and makes them available to Dex Media East and Dex Media West. Service Co. was formed as a bankruptcy-remote entity pursuant to the terms of Dex Media West’s credit facilities and Dex Media East’s credit facilities in order to mitigate the risk of not having available to Dex Media West or Dex Media East the services of our non-management employees if the other entity merges, is acquired or files for bankruptcy. Effective January 1, 2005, all non-senior management employees in the state of Washington became employees of Dex Media West.

ITEM 1A. RISK FACTORS
Forward-Looking Information
Certain statements contained in this annual report on Form 10-K regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimated,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties discussed below. Those factors may cause our actual results to differ materially from any of Dex Media East’s forward-looking statements. All forward-looking statements attributable to us or a person on our behalf are expressly qualified in their entirety by this cautionary statement. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.
Risks, uncertainties and contingencies include:
1) Our ability to meet substantial debt service obligations
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2006, we had total outstanding debt of $1,523.6 million (including fair value adjustments required by GAAP as a result of the RHD Merger) and had $71.1 million available under the revolving portion of the our credit facility.
As a result of our significant amount of debt and debt service obligations, we face increased risks regarding, among other things, the following:
•	our ability to obtain additional financing in excess of the borrowing capacity under the revolving portion of the our credit facility on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements is limited;

•	we are more vulnerable to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that may be less leveraged;

•	we face increased exposure to rising interest rates as a portion of our debt is at variable interest rates;

•	we have reduced availability of cash flow to fund working capital requirements, capital expenditures, acquisitions or other strategic initiatives, investments and other general corporate requirements because a substantial portion of our cash flow will be needed to service our debt obligations;

•	we have limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the agreements governing our debt substantially limit our ability to access our cash flow and, therefore, to make payments on our notes;

•	our ability to borrow additional funds or refinance existing indebtedness may be limited; and

•	there could be a material adverse effect on our business and financial condition if we were unable to service our debt or obtain additional financing, as needed.
Our ability to pay principal and interest on our debt obligations will depend upon our future operating performance and our ability to refinance debt. If we are unable to service our debt and fund our business, we may be forced to reduce or delay capital expenditures, defer or refuse to pursue certain strategic initiatives, seek additional debt financing, restructure or refinance our debt or sell assets. We may not be able to obtain additional financing, refinance existing debt or sell assets on satisfactory terms or at all. Furthermore, the debt under our credit facility bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.
2) Restrictive covenants under our debt agreements
The indentures governing our notes and the agreements governing our credit facility, include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to otherwise meet our capital needs. These covenants, among other things, restrict our ability and the ability of our subsidiaries to:

•	incur additional debt;

•	pay dividends on our subsidiaries’ equity interests, repurchase their equity interests or make other payments to Dex Media, which could adversely affect the ability of Dex Media East to satisfy its obligations under its notes;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	expand into unrelated businesses;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.
In addition, our credit facility includes other restrictive covenants and prohibits us from prepaying our notes while borrowings under the credit facility are outstanding. The credit facility also requires us to maintain certain financial ratios and meet other financial tests.
Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could require us to repay these borrowings before their scheduled due date.
3) Competition
The U.S. directory advertising industry is highly competitive and we operate in our markets with significant competition. In nearly all markets, we compete with one or more yellow pages directory publishers, which are predominantly independent publishers, such as Yellow Book, the U.S. business of Yell Group Ltd. In the past, many of these independent publishers were small, undercapitalized companies that had minimal impact on our business. However, over the past five years, Yellow Book and several other regional competitors have become far more aggressive and have grown their businesses dramatically, both through acquisition and expansion into new markets. We compete with Yellow Book in the majority of our markets. In some markets, we also compete with other incumbent publishers, such as Idearc, the directory business formerly affiliated with Verizon Communications Inc., in overlapping and adjacent markets.
We believe that in markets where there were already two or more competitors, new publications from independents have a greater impact on other publishers than on the Company. This is primarily due to the fact that virtually all independents compete on price. With a differentiated strategy designed to provide the highest value to advertisers, we tend to be less affected by the incremental fragmentation of price sensitive advertisers resulting from new independent entry, but no assurance can be given that will continue to be the case in the future.
Some of the incumbent publishers with which we compete are larger than we are and have greater financial resources than we have. Though we may have limited market overlap with incumbent publishers relative to the size of our overall footprint, we may not be able to compete effectively with these publishers for advertising sales in these limited markets. In addition, independent publishers may commit more resources to certain markets than we are able to commit, thus limiting our ability to compete effectively with these publishers in these areas for advertising sales. Similarly, we may face increased competition from these companies or others (including private equity firms) for acquisitions in the future.
We also compete for advertising sales with other traditional media, including newspapers, magazines, radio, direct mail, telemarketing, billboards and television. Many of these other traditional media competitors are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future.
The Internet has also emerged as an attractive medium for advertisers. Advances in technology have brought and likely will continue to bring new competitors, new products and new channels to the industry, including increasing use of electronic delivery of traditional directory information and electronic search engines/services. The yellow pages directory advertising business is subject to changes arising from developments in technology, including information distribution methods and users’ preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce results in new technologies being developed and services being provided that compete with our traditional products and services. National search companies such as Google and Yahoo! are focusing and placing high priorities on local commercial search initiatives. Our growth and future financial performance may depend on our ability to develop and market new products and services and utilize new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to respond successfully to any such developments.
Directory publishers have increasingly bundled online advertising with their traditional print offerings in an attempt to increase advertiser value, increase customer retention and enhance total usage. We compete through our IYP site, DexOnline.com, with the Internet yellow pages directories of independent and other incumbent directory publishers, and with other Internet sites, including those available through wireless applications that provide classified directory information, such as YellowPages.com, Switchboard.com and Citysearch.com, and with search engines and portals, such as Yahoo!, Google, MSN and others. We may not be able to compete effectively with these other companies, some of which may have greater resources than we do, for advertising sales or acquisitions in the future. Our Internet strategy and our business may be adversely affected if major search engines build local sales forces or otherwise begin to more effectively reach small local businesses for local commercial search services.
Our ability to provide SEM and SEO solutions to our advertisers is dependent upon relationships with major Internet search companies. Loss of key relationships or changes in the level of service provided by these search companies could impact performance of our SEM and SEO solutions. Many of these Internet search companies are larger than we are and have greater financial resources than we have. We may not be able to compete effectively with these companies for advertising sales or acquisitions in the future. In addition, SEM and SEO services are provided by many other competitors within the territory we service and our advertisers could choose to work with other, sometimes larger providers of these services, or with search engines directly.
Competition from other yellow pages publishers, other forms of traditional media and the Internet may affect our ability to attract and retain advertisers and to increase advertising rates.
In addition, the market position of telephone utilities, including those with which we have relationships, may be adversely impacted by the Telecommunications Act of 1996, referred to as the Telecommunications Act, which effectively opened local telephone markets to increased competition. In addition, Federal Communication Commission rules regarding local number portability, advances in communications technology (such as wireless devices and voice over Internet protocol) and demographic factors (such as potential shifts in younger generations away from wire line telephone communications towards wireless or other communications technologies) may further erode the market position of telephone utilities, including Qwest. As a result, it is possible that Qwest will not remain the primary local telephone service provider in their local service areas. If Qwest were no longer the primary local telephone service provider in any particular local service area, our license to be the exclusive publisher in that market and to use the ILEC brand name on our directories in that market may not be as valuable as we presently anticipate, and we may not realize some of the existing benefits under our commercial arrangements with Qwest.
4) Usage of printed yellow pages directories and changes in technology
Overall references to print yellow pages directories in the United States have gradually declined from 15.1 billion in 2002 to 14.5 billion in 2005 according to the Yellow Page Association Industry Usage Study. We believe this decline was primarily a result of increased usage of Internet-based directory products, particularly in business-to-business and retail categories, as well as the proliferation of very large retail stores for which consumers and businesses may not reference the yellow pages. We believe this decline was also a result of demographic shifts among consumers, particularly the increase of households in which English was not the primary language spoken. We believe that over the next several years, references to print yellow pages directories may continue to gradually decline as users may increasingly turn to digital and interactive media delivery devices for local commercial search information.
Any decline in usage could:
•	impair our ability to maintain or increase our advertising prices;

•	cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases; and

•	discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Although we believe that any decline in the usage of our printed directories will be offset in part by an increase in usage of our Internet-based directories, we cannot assure you that such increase in usage will result in additional revenue. Any of the factors that may contribute to a decline in usage of our print directories, or a combination of them, could impair our revenues and have a material adverse effect on our business.
The directory advertising industry is subject to changes arising from developments in technology, including information distribution methods and users’ technological preferences. The use of the Internet and wireless devices by consumers as a means to transact commerce may result in new technologies being developed and services being provided that could compete with our products and services. National search companies such as Google and Yahoo! are focusing and placing a high priority on local commercial search initiatives. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet and wireless devices. We may not be able to provide services over the Internet successfully or compete successfully with other Internet-based directory services. In addition, if we fail to anticipate or respond adequately to changes in technology and user preferences or are unable to finance the capital expenditures necessary to respond to such changes, our results of operations or financial condition could be materially adversely affected.
5) Information technology modernization effort and related IT matters
We are in the process of upgrading and modernizing our legacy Amdocs process management infrastructure to the Amdocs’ iGen platform, an integrated, Web-based, fully scalable set of business applications. While we expect this modernization effort to permit us to advance our digital local commercial search and integrated media strategy by more effectively and efficiently capturing and organizing our local market content, the modernization effort is complicated and dependent upon certain integration activities associated with the RHD Merger being successfully accomplished in a timely manner. The modernization effort is not expected to be fully implemented until 2008. During the modernization effort we may experience a disruption to our business. We cannot assure you that any disruption caused by the modernization effort will not materially adversely affect our business. In addition, we expect to incur capital expenditures in connection with this modernization effort, which are relatively higher than our historical levels of capital expenditures, and which represent funds that would otherwise have been available to repay debt or for other strategic or general corporate purposes.
Achieving certain of the cost savings and other benefits RHD expects from the RHD Merger will depend in large part on the successful implementation of the new iGen platform and related modernization improvements. Failure to realize these benefits could have an adverse effect on our business, results of operations or financial condition.
Most of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of third parties. Any failure of current or, in the future, new systems could impair our collection, processing or storage of data and the day-to-day management of our business. This could have a material adverse effect on our business, financial condition and results of operations. Our computer and communications systems are vulnerable to damage or interruption from a variety of sources. Despite precautions taken by us, a natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facility could have a material adverse effect on our business, financial condition and results of operations.
6) Impact of bankruptcy proceedings against Qwest during the term of the respective commercial arrangements
Qwest is currently highly leveraged and has a significant amount of debt service obligations over the near term and thereafter. In addition, Qwest has faced and may continue to face significant liquidity issues as well as issues relating to its compliance with certain covenants contained in the agreements governing its indebtedness. Based on Qwest’s public filings and announcements, Qwest has taken measures to improve its near-term liquidity and covenant compliance. However, Qwest still has a substantial amount of indebtedness outstanding and substantial debt service requirements. Consequently, it may be unable to meet its debt service obligations without obtaining additional financing or improving operating cash flow.
Accordingly, we cannot assure you that Qwest will not ultimately seek protection under U.S. bankruptcy laws. In any such proceeding, our agreements with Qwest and our respective rights and its respective ability to discharge its obligations under those agreements, could be materially adversely impacted.

For example:
•	Qwest, or a trustee acting on its behalf, could seek to reject our agreements with it as ‘‘executory’’ contracts under U.S. bankruptcy law, thus allowing it to avoid its obligations under such contracts. Loss of substantial rights under these agreements could effectively require us to operate our business as an independent directory business, which could have a material adverse effect on us.

•	Qwest, or a trustee acting on its behalf, could seek to sell certain of its assets, including the assets relating to its local telephone business, to third parties pursuant to the approval of the bankruptcy court. In such case, the purchaser of any such assets might be able to avoid, among other things, our rights under the publishing agreement, trademark license agreement and non-competition agreement with Qwest.

•	We may have difficulties obtaining the funds collected by Qwest on our behalf pursuant to the billing and collection service agreements at the time such proceeding is instituted, although pursuant to such agreements, Qwest prepares settlement statements ten times per month for each state in the Dex States summarizing the amounts due to Dex Media East and Dex Media West and purchases Dex Media East’s and Dex Media West’s accounts receivable billed by it within approximately nine business days following such settlement date. Further, if Qwest continued to bill our customers pursuant to the billing and collection services agreement following any such bankruptcy filing, customers of Qwest may be less likely to pay on time, or at all, bills received, including the amount owed to us.
If one or more of these agreements were rejected, the applicable agreement may not be specifically enforceable, in which case we would have only an unsecured claim for damages against Qwest for the breach of contract resulting from the rejection. If the applicable publishing agreement were rejected, we would, among other things, no longer be entitled to be the exclusive official publisher of telephone directories in the affected markets. We could also lose our right to use Qwest’s name and logo, and to enforce the provisions of the applicable agreements under which we have the right to license trademarks of successor local exchange carriers in our local markets. If the applicable non-competition agreement were rejected and specific enforcement were not available Qwest would, among other things, no longer be precluded from publishing print telephone directories or selling certain advertising in the affected markets. The loss of any rights under any of these arrangements with Qwest may have a material adverse effect on our financial condition or results of operations.
7) The inability to enforce any of our key agreements with Qwest
In connection with the Dex Media East Acquisition and Dex Media West Acquisition, we entered into non-competition agreements with Qwest. These non-competition agreements prohibit Qwest from selling directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provided local telephone service as of November 8, 2002 that are directed primarily at customers in those geographic areas.
However, under state and federal law, a covenant not to compete is only enforceable:
•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to the public interest.
Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce Qwest’s covenants not to compete against us during the term of the respective non-competition agreement. If a court were to determine that the non-competition agreement is unenforceable, Qwest could compete directly against us in the previously restricted markets. Our inability to enforce the non-competition agreement with Qwest could have a material adverse effect on our financial condition or results of operations.
Our commercial arrangements with Qwest have an initial term of 50 years, subject to specified automatic renewal and early termination provisions. These commercial arrangements may be terminated by our counterparty prior to their stated term under certain specified circumstances, some of which at times may be beyond our reasonable control and/or which may require extraordinary efforts or the incurrence of material excess costs on our part in order to avoid breach of the applicable agreement. It is possible that these arrangements will not remain in place for their full stated term or that we may be unable to avoid all potential breaches of or defaults under these commercial arrangements. Further, any remedy exercised by Qwest under any of these arrangements could have a material adverse effect on our financial condition or results of operations.

8) Future changes in directory publishing obligations in Qwest markets and other regulatory matters
Pursuant to our publishing agreement with Qwest, we are required to discharge Qwest’s regulatory obligation to publish white pages directories covering each service territory in the Dex States where it provided local telephone service as the incumbent service provider as of November 8, 2002. If the staff of a state public utility commission in a Dex State were to impose additional or changed legal requirements in any of Qwest’s service territories with respect to this obligation, we would be obligated to comply with these requirements on behalf of Qwest, even if such compliance were to increase our publishing costs. Pursuant to the publishing agreement, Qwest will only be obligated to reimburse us for one half of any material net increase in our costs of publishing directories that satisfy Qwest’s publishing obligations (less the amount of any previous reimbursements) resulting from new governmental legal requirements, and this obligation will expire on November 7, 2009. Our competitive position relative to competing directory publishers could be adversely affected if we are not able to recover from Qwest that portion of our increased costs that Qwest has agreed to reimburse and, moreover, we cannot assure you that we would be able to increase our revenue to cover any unreimbursed compliance costs.
As the Internet yellow pages directories industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.
Our operations, as well as the properties that we own and lease for our business, are subject to stringent laws and regulations relating to environmental protection. Our failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.
In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.
9) Reliance on, and extension of credit to, small and medium-sized businesses
Approximately 85% of our directory advertising revenue is derived from selling advertising to small and medium-sized enterprises (“SMEs”). In the ordinary course of our yellow pages publishing business, we extend credit to these advertisers for advertising purchases. SMEs, however, tend to have fewer financial resources and higher failure rates than large businesses. The proliferation of very large retail stores may continue to harm small- and medium-sized businesses. We believe these limitations are significant contributing factors to having advertisers in any given year not renew their advertising in the following year. In addition, full or partial collection of delinquent accounts can take an extended period of time. Consequently, we could be adversely affected by our dependence on and our extension of credit to small- and medium-sized businesses. For the eleven months ended December 31, 2006, our bad debt expense represented approximately 4.2% of our net revenues.
10) Dependence on third-party providers of printing, distribution and delivery, and IT services
We depend on third parties for the printing and distribution of our respective directories. We also rely on the services of Amdocs contractors for IT development and support services related to our directory publishing business. We must rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.
Our directories are printed through our long-standing relationship with printing vendor R.R. Donnelley, as well as with Quebecor. In general, R.R. Donnelley prints our larger, higher-circulation directories, whereas Quebecor prints our directories that are smaller and have a more limited circulation. Our agreements with R.R. Donnelley and Quebecor expire on December 31, 2011 and December 31, 2014, respectively.
Because of the large print volume and specialized binding of directories, only a limited number of companies are capable of servicing our printing needs. Accordingly, the inability or unwillingness of R.R. Donnelley or Quebecor, as the case may be, to provide printing services on acceptable terms or at all could have a material adverse effect on our business. No common ownership or other business affiliation presently exists between R.R. Donnelley and our parent, RHD.
We have contracts with three companies for the distribution of our directories. Although these contracts are scheduled to expire at various times from May 2009 through May 2010, any of these vendors may terminate its contract with us upon 120 days’ written notice. Only a limited number of companies are capable of servicing our delivery needs. Accordingly, the inability or unwillingness of our current vendors to provide delivery services on acceptable terms or at all could have a material adverse effect on our business.
If we were to lose the services of Amdocs’ contractors, we would be required either to hire sufficient staff to perform these IT development and support services in-house or to find an alternative service provider. In the event we were required to perform any of the services that we currently outsource, it is unlikely that we would be able to perform them on a cost-effective basis. There are a limited number of alternative third-party service providers, if any.
11) Fluctuations in the price and availability of paper
Our principal raw material is paper. Paper used is primarily supplied by two paper suppliers: Nippon and Catalyst, as well as other suppliers. Prices under the contracts with Nippon and Catalyst are negotiated each year based on prevailing market rates. Furthermore, we purchase paper used for the covers of our directories from Spruce Falls. Pursuant to an agreement between Spruce Falls and us, Spruce Falls is obligated to provide 100% of our annual cover stock paper requirements. Prices under this agreement are negotiated each year. If, in a particular year, the parties are unable to agree on repricing, either party may terminate this agreement. This agreement expired on December 31, 2006, and we are currently in negotiations for a new contract. During these negotiations, Spruce Falls continues to provide us paper for our covers. We cannot assure you that we will enter into new agreements with satisfactory terms or at all.
Changes in the supply of, or demand for, paper could affect market prices or delivery times. Paper is one of our largest cost items, representing approximately 4% of our net revenue for the eleven months ended December 31, 2006. We do not engage in hedging activities to limit our exposure to increases in paper prices. In the future, the price of paper may fluctuate significantly due to changes in supply and demand. We cannot assure you that we will have access to paper in the necessary amounts or at reasonable prices or that any increases in paper costs would not have a material adverse effect on our business, results of operations or financial condition.
12) The sale of advertising to national accounts is coordinated by third parties that we do not control
Approximately 15% of our revenue is derived from the sale of advertising to national or large regional companies, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories. Substantially all of the revenue derived from national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national companies and design their advertisements, arrange for the placement of those advertisements in directories and provide billing services. As a result, our relationship with these national advertisers depends significantly on the performance of these third party CMRs that we do not control.
Although we believe that our respective relationships with these CMRs have been mutually beneficial, if some or all of the CMRs with which we have established relationships were unable or unwilling to do business with us on acceptable terms or at all, such inability or unwillingness could materially adversely affect our business. In addition, any decline in the performance of CMRs with which we do business could harm our ability to generate revenue from our national accounts and could materially adversely affect our business. We also act as a CMR directly placing certain national advertising. It is possible that status could adversely impact our relationships with CMRs or expose us to possible legal claims from CMRs. We are also subject to credit risk with CMRs with which we do business.

13) General economic factors
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
In addition, any residual economic effects of, and uncertainties regarding the following, could adversely affect our business:
•	the general possibility, express threat or future occurrence of terrorist or other related disruptive events; or

•	the United States’ continuing or expanded involvement in war especially with respect to the major markets in which we operate that depend heavily upon travel, tourism or the military.
14) Work stoppages among our sales force
Approximately 1,600 of Dex Media employees are represented by labor unions covered by two collective bargaining agreements. In addition, some of our key suppliers’ employees are represented by unions. Dex Media’s collective bargaining agreement with the IBEW, which covers approximately 600 of Dex Media’s unionized workforce, expires in May 2009, and Dex Media’s collective bargaining agreement with the CWA, which covers approximately 1,000 of Dex Media’s unionized workforce, expires in October 2009. If Dex Media’s unionized workers, or those of our key suppliers, were to engage in a strike, work stoppage or other slowdown in the future, our business could experience a significant disruption of operations and an increase in operating costs, which could have a material adverse effect on our business. Dex Media cannot assure you that the collective bargaining agreements with IBEW and CWA will be renewed in 2009 on satisfactory terms or at all or that a strike or other work stoppage may not ensue in or prior to 2009. In addition, if a greater percentage of our work force becomes unionized, the business and financial results of our business could be materially adversely affected.
15) Turnover among our sales force or key management
The success of our business is dependent on the leadership of our key personnel. The loss of a significant number of experienced sales representatives and/or sales managers could adversely affect our results of operations, financial condition and liquidity, as well as our ability to service our debt. Our success also depends on our ability to identify, hire, train and retain qualified sales personnel in each of the regions in which we operate. We currently expend significant resources and management time in identifying and training our sales representatives and sales managers. Our ability to attract and retain qualified sales personnel will depend, however, on numerous factors, including factors outside our control, such as conditions in the local employment markets in which we operate.
Furthermore, our success depends on the continued services of key personnel, including our experienced senior management team as well as our regional sales management personnel. If we fail to retain the necessary key personnel, our results of operations, financial conditions and liquidity, as well as our ability to service our debt could be adversely affected.
16) The loss of important intellectual property rights
Some trademarks such as the ‘‘Qwest’’ and “Dex” brand names and other intellectual property rights are important to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements, including licensing agreements, with respect to Qwest markets, to establish and protect our intellectual property rights. We are required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we are party to proceedings whereby third parties challenge our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect our trade names, including DexOnline.com and DexKnows.com, from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements of any trademark rights that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights could have a material adverse effect upon our business, financial condition and results of operations.

17) Recognition of impairment charges for our intangible assets or goodwill
At December 31, 2006, the net carrying value of our intangible assets and goodwill totaled $3.7 billion and $1.1 billion, respectively. Our intangible assets are subject to an impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and our goodwill is subject to an impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying value of its intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in an impairment charge for any of our intangible assets or goodwill. An impairment charge related to our intangible assets or goodwill could have a significant affect on our financial position and results of operations in the periods recognized.
18) Legal Proceedings
We are exposed to defamation, breach of privacy claims and other litigation matters relating to our business, as well as methods of collection, processing and use of personal data. The subjects of our data and users of data collected and processed by us could also have claims against us if our data were found to be inaccurate, or if personal data stored by us were improperly accessed and disseminated by unauthorized persons. These claims could have a material adverse effect on our business, financial condition or results of operations or otherwise distract our management.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable
ITEM 2. PROPERTIES
The following table details the location and general character of the material properties used by Dex Media to conduct its business:

	Approximate
	Square
Property Location	Footage	Purpose	Lease Expiration

Aurora, CO	200,000	Sales and Operations	2008
Englewood, CO	161,000	Sales and Administration	2008
Cary, NC	122,000	Corporate Headquarters	2008 - 2015
Omaha, NE	103,000	Sales and Operations	2010
Maple Grove, MN	71,000	Sales and Operations	2007
Morrisville, NC	55,000	Pre-Press Publishing	2011
Overland Park, KS	52,000	Sales and Operations	2009
Phoenix, AZ	49,000	Sales and Operations	2007
Beaverton, OR	44,000	Sales and Operations	2016
Bellevue, WA	42,000	Sales and Operations	2008
Bristol, TN	25,000	Graphics Operations	Owned
Murray, UT	25,000	Sales and Operations	2009
RHD and Dex Media also lease space for additional operations, administrative and sales offices.
RHD and Dex Media believe that their current facilities are adequate for their current use and future operations.
ITEM 3. LEGAL PROCEEDINGS
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
All our limited liability company interests are held by Dex Media East, Inc. All of Dex Media East, Inc.’s outstanding common stock is owned by Dex Media. All of Dex Media’s outstanding common stock is owned by RHD. There is no established trading market for the equity securities of Dex Media East, Dex Media East, Inc. or Dex Media. RHD’s common stock is traded on the New York Stock Exchange under the symbol “RHD.” Dividends of $84.2 million were paid to our Owner during the eleven months ended December 31, 2006. See Item 8– Note 12 for additional information. Also during the eleven months ended December 31, 2006, the Company recorded a $3.2 million non-cash distribution to its Owner related to the annual settlement with Dex Media East of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media West and Qwest.
Prior to the RHD Merger, during the one month ended January 31, 2006, the Company declared and paid dividends of $1.7 million and $7.4 million, respectively, to Dex Media to fund Dex Media’s operations, debt interest payments and common stock dividends. During 2005, we declared dividends in an aggregate amount of $45.9 million to Dex Media East, Inc., of which $40.2 million was ultimately paid to Dex Media. As of December 31, 2005, Dex Media East, Inc., had a dividend payable of $5.7 million due to Dex Media. During 2004, we declared dividends in an aggregate amount of $16.8 million to Dex Media East, Inc., of which $16.9 million was ultimately paid to Dex Media which included $0.1 million which was declared in 2003 and reflected as a dividend payable at December 31, 2003. As of December 31, 2003, Dex Media East, Inc., had a dividend payable of $0.1 million due to Dex Media.
Also during the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004, the Company recorded a non-cash distribution to its Owner related to the annual settlement with Dex Media East of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media West and Qwest of $1.1 million, $1.0 million, and $4.4 million, respectively.
ITEM 6. SELECTED FINANCIAL DATA
Omitted pursuant to General Instructions I(2)(a) of Form 10-K.
ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
Pursuant to General Instruction I(2)(a) of Form 10-K: (i) the information called for by Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been omitted and (ii) we are providing the following Management’s Narrative Analysis of Results of Operations.

This Item should be read in conjunction with the audited consolidated financial statements and notes thereto that are included in Item 8. Unless otherwise indicated, the terms “Company,” “Dex Media East”, “we,” “us” and “our” refer to Dex Media East LLC. Dex Media, Inc. (“Dex Media” or “Owner”), our indirect parent was formed September 30, 2005, as Forward Acquisition Corporation (“FAC”), a wholly-owned acquisition subsidiary of RHD, in anticipation of the RHD Merger (defined below). “Predecessor Company” refers to the operations of Dex Media East prior to the consummation of RHD Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media East subsequent to the consummation of the RHD Merger.
Corporate Overview
Dex Media is the largest directory publisher in the Dex East States, as defined below. Together with its parent, RHD, Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. RHD’s “triple-play” integrated marketing solutions assist advertisers by attracting large volumes of ready-to-buy consumers through the combination of our print directories, Internet Yellow Pages (“IYP”) and search engine marketing (“SEM”) and search engine optimization (“SEO”) services. During 2006, our print and online solutions helped approximately 200,000 national and local businesses in 7 states reach consumers who were actively seeking to purchase products and services. Dex Media’s approximately 1,100 sales representatives work on a daily basis to help bring these local businesses and consumers together to satisfy their mutual objectives utilizing our “triple play” products and services.
During 2006, we published and distributed more than 23 million print directories in many of the country’s most attractive growth markets including Albuquerque and Denver. Our print directories provide comprehensive local information to consumers, facilitating their active search for products and services offered by local merchants.
Dex Media’s Internet-based directory, DexOnline.com®, which is bundled with our print product to provide web-based access to Dex Media’s directories, further expands the distribution of our advertisers’ content. Published directories are distributed to residents and businesses in the Dex East States through third-party vendors. RHD’s online products and services (IYP, SEM and SEO) provide merchants with additional reach to connect with consumers who are actively seeking to purchase products and services on the Internet. These powerful offerings not only distribute local advertisers’ content to our proprietary IYP sites, including DexOnline.com, but extend to other major online search platforms, including Google®, Yahoo!® and MSN ®, providing additional qualified leads for our advertisers. Dex Media helps local businesses take advantage of the expanding online market by assisting them to determine the optimal display of information in their IYP profile or the right combination of SEM and SEO tactics for prominent appearance on the Internet.
This compelling set of “triple play” products and services, in turn, generates among the strongest returns for advertisers of any advertising media available today. This strong advertiser return uniquely positions Dex Media, our parent, and its approximately 1,100 sales representatives as trusted advisors for marketing support and service in the local markets we serve.
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
Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms: The Carlyle Group and Welsh, Carson, Anderson & Stowe (the “Selling Shareholders”). In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to Dex Media (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in Arizona, Idaho, Oregon, Montana, Utah, Washington and Wyoming (collectively, the “Dex West States”) to Dex Media (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005. The Dex East States and Dex West States are collectively referred to as the “Dex States.”
Significant Business Developments
On January 31, 2006, our indirect parent Dex Media merged with and into FAC, a wholly-owned subsidiary of RHD. Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share, for an equity purchase price of $4.1 billion. RHD also assumed all of the Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs described in Note 3 for a total aggregate purchase price of $9.8 billion). In addition, all outstanding Dex Media stock options were converted into stock options of RHD at a ratio of 1 to 0.43077 and the Dex Media, Inc. Stock Option Plan and the Dex Media, Inc. 2004 Incentive Award Plan, which governed those Dex Media stock options, were terminated. In connection with the consummation of this merger (the “RHD Merger”), the name of FAC was changed to Dex Media, Inc. As a result of the RHD Merger, Dex Media became a wholly-owned subsidiary of RHD. For ease of reference throughout this annual report on Form 10-K, “Dex Media” means (a) at all times prior to the RHD Merger, Dex Media, Inc., the predecessor of FAC and a direct subsidiary of Dex Holdings, LLC and (b) at all times following the RHD Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of RHD.
On September 6, 2006, RHD acquired Local Launch (the “Local Launch Acquisition”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of RHD’s Local Launch Acquisition was to support the expansion of RHD’s and the Company’s current local SEM and SEO offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD. As such, the results of the Local Launch business are not included in the Company’s operating results.
On November 9, 2006, certain affiliates of the Selling Shareholders sold 9,424,360 shares and 9,424,359 shares, respectively, of RHD common stock. The Selling Shareholders were former shareholders of Dex Media and became shareholders of RHD in conjunction with the RHD Merger. After this sale, the Selling Shareholders no longer hold any shares of RHD common stock that they acquired in connection with the RHD Merger. Neither RHD nor the Company received any proceeds from this transaction.
Forward-Looking Information
Certain statements contained in this annual report on Form 10-K regarding our future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimates,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks, uncertainties, and contingencies disclosed under Item 1A of this annual report on Form 10-K. Those factors may cause our actual results to differ materially from any of Dex Media East’s forward-looking statements. All forward-looking statements attributable to us or a person on our behalf are expressly qualified in their entirety by this cautionary statement. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we assume no obligation to update or revise them or to provide reasons why actual results may differ.
Segment Reporting
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
New Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions.

SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will assess the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations during 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and we have adopted it for our fiscal year ended December 31, 2006. We have not recognized any adjustments resulting from the adoption of SAB No. 108 for the year ended December 31, 2006.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN No. 48 on January 1, 2007. Upon adoption of FIN No. 48, we do not anticipate any material adjustments. We are currently assessing the final impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.
RESULTS OF OPERATIONS, INCLUDING COMBINED RESULTS
In addition to the GAAP presentation of results for the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005, we have provided the following combined results of Dex Media East for the year ended December 31, 2006 because we believe that such financial information is important to gain an understanding of the impact of the RHD Merger on Dex Media East’s underlying historical performance and future financial results. The financial information for the combined year ended December 31, 2006 includes the financial information of the Predecessor Company for the one month ended January 31, 2006 and of the Successor Company for the eleven months ended December 31, 2006. Although we have provided these combined results in order to provide a more meaningful discussion of the periods presented, the results of periods presented are not strictly comparable due to the change in basis of assets and accounting policies that resulted from the RHD Merger.
Combined Year Ended December 31, 2006 compared to the Year Ended December 31, 2005
Factors Affecting Comparability
As a result of the RHD Merger, the related financings and associated purchase accounting, our 2006 results reported in accordance with GAAP are not comparable to our 2005 reported GAAP results. Under the deferral and amortization method of revenue recognition, the billable value of directories published is recognized as revenue in subsequent reporting periods. However, purchase accounting precluded us from recognizing directory revenue and certain expenses associated with directories that published prior to the RHD Merger, including all directories published in the month the RHD Merger was completed. Thus, our reported 2006 GAAP results are not indicative of our underlying operating and financial performance. Our revenue and cost of revenue for the eleven months ended December 31, 2006 were $229.1 million and $2.7 million lower, respectively, than our revenue and cost of revenue would have otherwise been because of the RHD Merger. These purchase accounting adjustments are non-recurring and have no historical or future cash impact.
SFAS No. 123 (R)
For the eleven months ended December 31, 2006 and the one month ended January 31, 2006, the Company recognized $7.6 million and $1.2 million, respectively, of stock-based compensation expense in accordance with SFAS No. 123 (R) related to stock-based awards granted under our various employee and non-employee stock incentive plans, with no expense on a comparable basis in 2005.
Net Revenue
The components of our net revenue for the combined year ended December 31, 2006 and the year ended December 31, 2005 were as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Eleven months	One Month	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	January 31,	December 31,	December 31,
	2006	2006	2006	2005	$ Change

(amounts in thousands)
Net directory advertising revenue	$410,113	$59,430	$469,543	$701,374	$(231,831)
Other revenue	11,379	1,661	13,040	14,925	(1,885)

Total	$421,492	$61,091	$482,583	$716,299	$(233,716)

Our directory advertising revenue is earned primarily from the sale of advertising in yellow pages directories we publish, net of estimated sales claims. Directory advertising revenue also includes revenue for those Internet-based advertising products that are bundled with print advertising, including certain IYP products, and Internet-based advertising products not bundled with print advertising, such as our SEM and SEO services. Directory advertising revenue is affected by several factors, including changes in the quantity and size of advertisements sold, defectors and new advertisers as well as the proportion of premium advertisements sold, changes in the pricing of advertising, changes in the quantity and mix of advertising purchased per account and the introduction of additional products which generate incremental revenue. Revenue with respect to print advertising, and Internet-based advertising products that are bundled with print advertising, is recognized under the deferral and amortization method, whereby revenue is initially deferred when a directory is published and recognized ratably over the directory’s life, which is typically 12 months. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled.
Net directory advertising revenue in the combined year ended December 31, 2006 and the year ended December 31, 2005 was $469.5 million and $701.4 million, respectively. The decrease in net directory advertising revenue of $231.8 million is primarily a result of the impact of purchase accounting for the RHD Merger. Our net directory advertising revenue during the eleven months ended December 31, 2006 was $222.4 lower than it would have been otherwise because of the impact of purchase accounting due to the RHD Merger.
Other revenue includes barter revenue, late fees received on outstanding customer balances, sales of directories and certain other print and Internet products. Other revenue in the combined year ended December 31, 2006 and the year ended December 31, 2005 was $13.0 million and $14.9 million, respectively. The decrease in other revenue was $6.7 million lower than it would have been otherwise due to the impact of purchase accounting due to the RHD Merger. This was primarily due to a decrease in barter revenue due to the impact of purchase accounting of $6.3 million, partially offset by the fees the Company collects from customers who pay their accounts late.
Total net revenue in the combined year ended December 31, 2006 and the year ended December 31, 2005 was $482.6 million and $716.3 million, respectively. The decrease in total net revenue is primarily a result of the impacts of purchase accounting described above.

Expenses
The components of total expenses for the combined year ended December 31, 2006 and the year ended December 31, 2005 are as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Eleven months	One Month	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	January 31,	December 31,	December 31,
	2006	2006	2006	2005	$ Change

(amounts in thousands)
Cost of revenue	$272,465	$26,646	$299,111	$293,388	$5,723
G&A expenses	30,877	4,097	34,974	38,158	(3,184)
D&A expenses	99,874	12,148	112,022	166,774	(54,752)

Total	$403,216	$42,891	$446,107	$498,320	$(52,213)

Substantially all expenses are derived from our directory publishing business. Certain costs directly related to the selling and production of directories are initially deferred and recognized ratably over the life of the directory. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Sales commissions include commissions paid to employees for sales to local advertisers and to certified marketing representatives (“CMRs”), which act as our channel to national advertisers. All other expenses, such as sales person salaries, sales manager compensation, sales office occupancy, publishing and information technology services, are not specifically identifiable to a particular directory and are recognized as incurred. In the Predecessor Company financial statements, deferred directory costs also included employee and systems support costs directly associated with the publication of directories. Our costs recognized in a reporting period consist of: (i) costs incurred in that period and fully recognized in that period; (ii) costs incurred in a prior period, a portion of which is amortized and recognized in the current period; and (iii) costs incurred in the current period, a portion of which is amortized and recognized in the current period and the balance of which is deferred until future periods. Consequently, there will be a difference between costs recognized in any given period and costs incurred in the given period, which may be significant. All deferred costs related to the sale and production of directories are recognized ratably over the life of each directory under the deferral and amortization method of accounting, with cost recognition commencing in the month of directory distribution.
Cost of Revenue
Total cost of revenue for the combined year ended December 31, 2006 and the year ended December 31, 2005 were $299.1 million and $293.4 million, respectively. The increase in cost of revenue of $5.7 million is primarily due to stock compensation expense and increased fulfillment costs on internet yellow page products, offset by the impact of purchase accounting for the RHD Merger. Similar to the deferral and amortization method of revenue recognition, certain costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory. As a result of purchase accounting required by GAAP, deferred commissions and print and delivery costs totaling $74.7 million for directories that published prior to the RHD Merger were not reported in the eleven months ended December 31, 2006. Directory expenses for the eleven months ended December 31, 2006 include the amortization of deferred directory costs relating to the Dex Media directories published beginning in February 2006. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value of $89.0 million determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.” These costs are amortized as cost of revenue over the terms of the applicable directories and such amortization totaled $72.0 million for the eleven months ended December 31, 2006. The net impact of these two purchase accounting adjustments was $2.7 million for the eleven months ended December 31, 2006. Reported results for cost of revenue in 2007 will be impacted solely by the cost uplift aspect of purchase accounting. Excluding these effects of purchase accounting, cost of revenue increased $8.4 million. This increase relates to the adoption of SFAS No.123(R), Share-Based Payment, on January 1, 2006, which increased expense by $2.7 million and increased fulfillment costs due to sales growth in our Dex Web Clicks™ product.
General and Administrative Expenses
General and administrative (“G&A”) expenses for the combined year ended December 31, 2006 and the year ended December 31, 2005 were $35.0 million and $38.2 million, respectively. The decrease of $3.2 million is primarily due to a decrease in rent expense and salaries and wages, offset by an increase in stock compensation and employee bonuses.

The increase in stock compensation expense and employee bonuses is primarily related to the acceleration of vesting of certain stock-based awards upon the consummation of the RHD Merger and the adoption of SFAS No. 123(R), Share-Based Payment, on January 1, 2006, which increased expense by $0.3 million. In addition, the Company recognized $0.9 million in the eleven months ended December 31, 2006, for bonuses to retain certain employees through the transition related to the RHD Merger. Offsets to these expenses include a decrease in rent expense primarily driven by office space reductions and a decrease in salaries and wages due to headcount reductions.
Depreciation and Amortization Expenses
Depreciation and amortization (“D&A”) expenses for the combined year ended December 31, 2006 and the year ended December 31, 2005 were $112.0 million and $166.8 million, respectively. The decrease in D&A expenses of $54.8 million is primarily related to a decrease in the amortization of our indefinite-lived intangible assets. Upon the consummation of the RHD Merger, the identified intangible assets related to the Dex East Acquisition were eliminated and replaced with the identified intangible assets related to the RHD Merger. In addition, the amortization of the local customer relationships’ intangible asset will not commence until the cost uplift resulting from purchase accounting is substantially amortized.
Operating Income
Operating income for the combined year ended December 31, 2006 and year ended December 31, 2005 was as follows:

	Successor	Predecessor		Predecessor
	Company	Company	Combined	Company
	Eleven months	One Month	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	January 31,	December 31,	December 31,
	2006	2006	2006	2005	$ Change

(amounts in thousands)
Total	$18,276	$18,200	$36,476	$217,979	$(181,503)

The decrease in operating income for the combined year ended December 31, 2006, compared to the year ended December 31, 2005 resulted from a decrease in net revenue, partially offset by a decrease in G&A expenses and D&A expenses as described above. Since all deferred net revenue related to directories published prior to the RHD Merger is eliminated in purchase accounting, but only certain direct expenses related to these directories are eliminated under purchase accounting, purchase accounting has a disproportionately adverse effect on reported revenues.
Operating income in 2007 will be impacted solely by the cost uplift aspect of purchase accounting of approximately $17.0 million.
Interest Expense, Net
Net interest expense for the combined year ended December 31, 2006 and the year ended December 31, 2005 was $121.3 million and $146.0 million, respectively. Net interest expense for the combined year ended December 31, 2006 and the year ended December 31, 2005 included $1.3 million and $15.5 million, respectively, of amortization of deferred financing costs as the Predecessor Company’s deferred financing costs were eliminated in accordance with purchase accounting. In addition, during the eleven months ended December 31, 2006, the Company amortized a portion of the fair value adjustment which was recorded at the consummation of the RHD Merger. During the eleven months ended December 31, 2006, the fair value adjustment amortization of $12.9 million was recorded as a reduction to interest expense. These decreases were offset by increased interest expense related to the Dex Media East credit facility, due to higher prevailing interest rates.
Income Taxes
The effective tax rate on (loss) income before income taxes for the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the twelve months ended December 31, 2005 was 37.7%, 39.7% and 41.4%, respectively. The effective rate for the eleven months ended December 31, 2006 reflects a decrease in the state and local tax rate as a result of the integration of the RHD Merger combined with favorable treatment of certain purchase accounting adjustments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk and Risk Management
The Dex Media East credit facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Dex Media East credit facility requires that we maintain hedge agreements to provide a fixed rate on at least 33% of our indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately 57% of the Company’s variable rate debt to fixed rate debt as of December 31, 2006. At December 31, 2006, approximately 43% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 82% of our total debt portfolio as of December 31, 2006. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates

(amounts in millions)
May 8, 2003	$125	(1), (3)	3.638% - 4.085%	November 8, 2007 - May 8, 2008
June 12, 2006	250	(2)	5.294% - 5.295%	June 12, 2008

Total	$375

(1)	Consists of two swaps

(2)	Consists of three swaps

(3)	Swaps have not been designated as cash flow hedges
We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of A or higher.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
Please refer to Note 2 and Note 5, included in Item 8 of this annual report, for additional information regarding our derivative financial instruments and hedging activities.
Market Risk Sensitive Instruments
The Company utilizes a combination of fixed-rate and variable-rate debt to finance its operations. The variable-rate debt exposes the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable-rate borrowings. To satisfy this objective, the Company has entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. Certain interest rate swap agreements have been designated as cash flow hedges. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the swaps are recorded at fair value. On a quarterly basis, the fair values of the swaps are determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive (loss) income, a component of owner’s equity. The swaps and the hedged item (three-month LIBOR-based interest payments on $250.0 million of bank debt) have been designed so that the critical terms (interest reset dates, duration and index) coincide. Assuming the critical terms continue to coincide, the cash flows from the swaps will exactly offset the cash flows of the hedged item and no ineffectiveness will exist.

For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. During May 2006, the Company entered into $250.0 million notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. Following the RHD Merger, interest rate swaps with a notional amount of $125.0 million were not designated as cash flow hedges. At December 31, 2006, $125.0 million remain undesignated. Resulting gains or losses on the change in the fair value of these interest rate swaps have been recognized in earnings as a component of interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

Page
Dex Media East LLC

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2006 (Successor Company) and 2005 (Predecessor Company)	F-3
Consolidated Statements of Operations and Comprehensive (Loss) Income for the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 (Predecessor Company)
F-4
Consolidated Statements of Cash Flows for the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 (Predecessor Company)
F-5
Consolidated Statements of Changes in Owner’s Equity for the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 (Predecessor Company)
F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
The Board of Directors
R.H. Donnelley Corporation:
We have audited the accompanying consolidated balance sheets of Dex Media East LLC and subsidiaries (an indirect wholly–owned subsidiary of R.H. Donnelley Corporation) as of December 31, 2006 (successor company) and 2005 (predecessor company), and the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in owner’s equity for the eleven months ended December 31, 2006 (successor company), the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 (predecessor company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dex Media East LLC and subsidiaries as of December 31, 2006 (successor company) and 2005 (predecessor company), and the results of their operations and their cash flows for the eleven months ended December 31, 2006 (successor company), the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 (predecessor company), in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the notes to consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of December 31, 2006.
/s/ KPMG LLP
Raleigh, North Carolina
March 30, 2007

DEX MEDIA EAST LLC
CONSOLIDATED BALANCE SHEETS

	Successor Company	Predecessor Company
(in thousands)	December 31, 2006	December 31, 2005

Assets
Current Assets
Cash and cash equivalents	$—	$—
Accounts receivable
Billed	59,921	74,925
Unbilled	189,801	7,478
Allowance for doubtful accounts and sales claims	(6,673)	(11,966)

Net accounts receivable	243,049	70,437
Deferred directory costs	56,393	127,809
Current deferred income taxes, net	7,117	7,629
Prepaid expenses and other current assets	27,905	12,781

Total current assets	334,464	218,656

Fixed assets and computer software, net	29,351	53,909
Deferred income taxes, net	—	15,395
Other non-current assets	8,563	42,320
Affiliate receivable, net	13,587	—
Intangible assets, net	3,681,004	1,209,992
Goodwill	1,130,468	890,731

Total Assets	$5,197,437	$2,431,003

Liabilities and Owner’s Equity
Current Liabilities
Accounts payable and accrued liabilities	$46,515	$54,042
Affiliates payable, net	—	4,665
Accrued interest	15,835	18,324
Deferred directory revenue	293,179	107,790
Current portion of long-term debt	135,878	129,290

Total current liabilities	491,407	314,111

Long-term debt	1,387,684	1,434,458
Amounts due to affiliate primarily related to post-retirement and other post-employment obligations	59,518	44,173
Deferred income taxes, net	850,507	—
Other non-current liabilities	3,106	1,292

Total liabilities	2,792,222	1,794,034
Commitments and contingencies
Owner’s Equity
Owner’s interest	2,462,730	665,037
Accumulated deficit	(56,624)	(29,381)
Accumulated other comprehensive (loss) income	(891)	1,313

Total owner’s equity	2,405,215	636,969

Total Liabilities and Owner’s Equity	$5,197,437	$2,431,003

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA EAST LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Successor
	Company	Predecessor Company
	Eleven Months	One Month	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	January 31,	December 31,	December 31,
(in thousands)	2006	2006	2005	2004

Net revenue	$421,492	$61,091	$716,299	$722,930
Expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	272,465	26,646	293,388	297,544
General and administrative expenses	30,877	4,097	38,158	34,935
Depreciation and amortization	99,874	12,148	166,774	193,282

Total expenses	403,216	42,891	498,320	525,761
Operating income	18,276	18,200	217,979	197,169
Interest expense, net	109,204	12,105	146,018	199,299

(Loss) income before income taxes	(90,928)	6,095	71,961	(2,130)
(Benefit) provision for income taxes	(34,304)	2,418	29,792	(482)

Net (loss) income	$(56,624)	$3,677	$42,169	$(1,648)

Comprehensive (Loss) Income
Net (loss) income	$(56,624)	$3,677	$42,169	$(1,648)
Unrealized loss/gain on interest rate swaps, net of tax (benefit) provision of $(568), $57, $1,338, $2,104 for the eleven months ended December 31, 2006, the one month ended January 31, 2006, and years ended December 31, 2005 and 2004, respectively	(891)	90	2,101	3,238

Comprehensive (loss) income	$(57,515)	$3,767	$44,270	$1,590

The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA EAST LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	Company	Predecessor Company
	Eleven Months	One Month	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	January 31,	December 31,	December 31,
(in thousands)	2006	2006	2005	2004

Cash Flows from Operating Activities
Net (loss) income	$(56,624)	$3,677	$42,169	$(1,648)
Reconciliation of net (loss) income to net cash provided by operating activities:
Depreciation and amortization	99,874	12,148	166,774	193,282
Deferred income tax (benefit) provision	(42,420)	1,306	22,124	(482)
Provision for bad debts	17,746	3,682	29,835	23,743
Stock-based compensation expense	7,573	1,238	5,847	550
Interest rate swap ineffectiveness	(430)	—	—	—
Amortization of deferred financing costs	290	983	15,547	28,899
Amortization of debt fair value adjustment	(12,856)	—	—	—
Loss on disposal of assets	—	—	95	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(23,785)	1,764	(37,433)	(14,562)
Decrease (increase) in other assets	14,896	2,101	(1,210)	(5,977)
(Decrease) increase in accounts payable and accrued liabilities	(21,235)	(10,500)	882	(15,330)
Increase (decrease) in deferred directory revenue	219,580	(3,270)	11,203	(7,863)
(Decrease) increase in affiliates payable	(13,457)	806	(7,342)	2,082
(Decrease) increase in other non-current liabilities	(604)	36	1,071	(315)
Increase in amounts primarily due to affiliates related to post-retirement and other post-employment benefits	4,618	350	5,330	4,981

Net cash provided by operating activities	193,166	14,321	254,892	207,360
Cash Flows from Investing Activities
Additions to fixed assets and computer software	(10,590)	(605)	(16,347)	(23,238)

Net cash used in investing activities	(10,590)	(605)	(16,347)	(23,238)
Cash Flows from Financing Activities
Revolver borrowings	288,200	—	170,500	38,000
Revolver repayments	(272,700)	(5,000)	(153,500)	(38,000)
Debt and credit facility repayments	(126,720)	—	(213,786)	(380,332)
Payment of debt refinance costs	(341)	—	(1,655)	(941)
Increase (decrease) in checks not yet presented for payment	10,367	(827)	112	(939)
Excess tax benefits from exercise of stock options	1,201	1,112
Contributions from Owner	—	—	—	212,280
Distributions to Owner	(84,208)	(7,376)	(40,216)	(16,948)

Net cash used in financing activities	(184,201)	(12,091)	(238,545)	(186,880)
(Decrease) increase in cash and cash equivalents	(1,625)	1,625	—	(2,758)
Cash and cash equivalents, beginning of period	1,625	—	—	2,758

Cash and cash equivalents, end of period	$—	$1,625	$—	$—

Supplemental Information:
Cash paid:
Interest	$131,127	$6,380	$127,627	$176,168
Non-cash investing and financing activities:
Dividend payable to Owner	$—	$—	$(5,696)	$—
Distribution to Owner	(3,156)	(1,114)	(1,045)	(4,374)
The accompanying notes are an integral part of the consolidated financial statements.

DEX MEDIA EAST LLC
CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S EQUITY

			Accumulated
			Other	Total
	Owner’s	Accumulated	Comprehensive	Owner’s
	Interest	Deficit	(Loss) Income	Equity
		(Dollars in thousands)
Predecessor Company
Balance, December 31, 2003	$514,286	$(69,902)	$(4,026)	$440,358
Net loss	—	(1,648)	—	(1,648)
Unrealized gain on interest rate swaps, net of tax	—	—	3,238	3,238
Stock-based compensation expense	550	—	—	550
Contributions by Owner	212,280	—	—	212,280
Distributions to Owner	(21,210)	—	—	(21,210)

Balance, December 31, 2004	705,906	(71,550)	(788)	633,568
Net income	—	42,169	—	42,169
Unrealized gain on interest rate swaps, net of tax	—	—	2,101	2,101
Stock-based compensation expense	5,847	—	—	5,847
Tax impact of common stock option exercises	241	—	—	241
Distributions to Owner	(46,957)	—	—	(46,957)

Balance, December 31, 2005	665,037	(29,381)	1,313	636,969
Net income	—	3,677	—	3,677
Unrealized gain on interest rate swaps, net of tax	—	—	90	90
Stock-based compensation expense	1,238	—	—	1,238
Tax impact of common stock option exercises	1,112	—	—	1,112
Distributions to Owner	(2,794)	—	—	(2,794)

Balance, January 31, 2006	$664,593	$(25,704)	$1,403	$640,292

Successor Company
Capitalization at RHD Merger	$2,550,094	$—	$—	$2,550,094
Net loss	—	(56,624)	—	(56,624)
Unrealized loss on interest rate swaps, net of tax	—	—	(891)	(891)
Distributions to Owner	(87,364)	—	—	(87,364)

Balance, December 31, 2006	$2,462,730	$(56,624)	$(891)	$2,405,215

See accompanying notes to consolidated financial statements.

DEX MEDIA EAST LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Presentation
The consolidated financial statements include the accounts of Dex Media East LLC (the “Company,” “Dex Media East,” “we,” “us” and “our”). All intercompany transactions and balances have been eliminated.
Dex Media, Inc (“Dex Media” or “Owner”) is the largest directory publisher in the Dex East States, as defined below. Together with its parent, R.H. Donnelley Corporation (“RHD”), Dex Media is one of the nation’s largest Yellow Pages and online local commercial search companies, based on revenue. During 2006, Dex Media East’s print and online solutions helped more than 200,000 national and local businesses in 7 states reach consumers who were actively seeking to purchase products and services. During 2006, we published and distributed more than 23 million print directories. Two of our markets include Albuquerque and Denver.
Dex Media East LLC is a subsidiary of Dex Media East, Inc. and an indirect wholly-owned subsidiary of Dex Media, which is a direct wholly-owned subsidiary of RHD. Dex Media East is the exclusive publisher of the “official” yellow pages and white pages directories for Qwest Corporation, the local exchange carrier of Qwest Communications International Inc. (“Qwest”), in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (collectively, the “Dex East States”).
Certain prior period amounts have been reclassified to conform to RHD’s presentation.
Significant Business Developments
On January 31, 2006, our indirect parent Dex Media merged with and into Forward Acquisition Corporation (“FAC”), a wholly-owned subsidiary of RHD. Pursuant to the Agreement and Plan of Merger dated October 3, 2005, each share of Dex Media common stock was converted into the right to receive $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share, for an equity purchase price of $4.1 billion. RHD also assumed all of the Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs described in Note 3 for a total aggregate purchase price of $9.8 billion). In addition, all outstanding Dex Media stock options were converted into stock options of RHD at a ratio of 1 to 0.43077 and the Dex Media, Inc. Stock Option Plan and the Dex Media, Inc. 2004 Incentive Award Plan, which governed those Dex Media stock options, were terminated. In connection with the consummation of this merger (the “RHD Merger”), the name of FAC was changed to Dex Media, Inc. As a result of the RHD Merger, Dex Media became a wholly-owned subsidiary of RHD. For ease of reference throughout this annual report on Form 10-K, “Dex Media” means (a) at all times prior to the RHD Merger, Dex Media, Inc., the predecessor of FAC and a direct subsidiary of Dex Holdings, LLC and (b) at all times following the RHD Merger, Dex Media, Inc., formerly known as FAC, a direct subsidiary of RHD.
On September 6, 2006, RHD acquired Local Launch (the “Local Launch Acquisition”). Local Launch is a leading local search products, platform and fulfillment provider that enables resellers to sell Internet advertising solutions to local advertisers. Local Launch specializes in search through publishing, distribution, directory and organic marketing solutions. The purpose of RHD’s Local Launch Acquisition was to support the expansion of RHD’s and the Company’s current local search engine marketing (“SEM”) and search engine optimization (“SEO”) offerings and provide new, innovative solutions to enhance our local SEM and SEO capabilities. The Local Launch business now operates as a direct wholly-owned subsidiary of RHD. As such, the results of the Local Launch business are not included in the Company’s operating results.
On November 9, 2006, certain affiliates of The Carlyle Group and Welsh, Carson, Anderson & Stowe (the “Selling Shareholders”) sold 9,424,360 shares and 9,424,359 shares, respectively, of RHD common stock. The Selling Shareholders were former shareholders of Dex Media and became shareholders of RHD in conjunction with the RHD Merger. After this sale, the Selling Shareholders no longer hold any shares of RHD common stock that they acquired in connection with the RHD Merger. Neither RHD nor the Company received any proceeds from this transaction.

“Predecessor Company” refers to the operations of Dex Media East prior to the consummation of the RHD Merger on January 31, 2006. “Successor Company” refers to the operations of Dex Media East subsequent to the consummation of the RHD Merger.
History
Dex Media’s directory business was acquired from Qwest Dex, Inc. (“Qwest Dex”) in a two phase purchase between Dex Holdings LLC (“Dex Holdings”), the former parent of Dex Media, and Qwest Dex. Dex Holdings and Dex Media were formed by two private equity firms, the Selling Shareholders. In the first phase of the purchase, which was consummated on November 8, 2002, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in the Dex East States to Dex Media (the “Dex East Acquisition”). In the second phase of the purchase, which was consummated on September 9, 2003, Dex Holdings assigned its right to purchase the directory business of Qwest Dex in Arizona, Idaho, Oregon, Montana, Utah, Washington and Wyoming (collectively, the “Dex West States”) to Dex Media (the “Dex West Acquisition”). Dex Holdings was dissolved effective January 1, 2005. The Dex East States and Dex West States are collectively referred to as the “Dex States.”
2. Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Dex Media East and its two wholly-owned subsidiaries, Dex Media East Finance Co. and Dex Media International Inc. All intercompany transactions and balances have been eliminated.
Revenue Recognition. We earn revenue principally from the sale of advertising into our yellow pages directories. Revenue from the sale of such advertising is deferred when a directory is published, net of estimated sales claims, and recognized ratably over the life of a directory, which is typically 12 months (the “deferral and amortization method”). The Company also recognizes revenue for those Internet-based advertising products that are bundled with print advertising using the deferral and amortization method. Revenue with respect to Internet-based advertising that is not bundled with print advertising is recognized ratably over the period the advertisement appears on the site. Revenue with respect to our other products and services, such as SEM and SEO services, is recognized as delivered or fulfilled. In the Predecessor Company financial statements, revenue from the sale of local advertising was recorded net of actual sales claims received. In the Successor Company financial statements, revenue and deferred revenue from the sale of advertising is recorded net of an allowance for sales claims, estimated based on historical experience. We increase or decrease this estimate as information or circumstances indicate that the estimate may no longer represent the amount of claims we may incur in the future. For the eleven months ended December 31, 2006, the adjustment to revenue for sales claims was $17.2 million.
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
Deferred Directory Costs. Costs directly related to the selling and production of our directories are initially deferred when incurred and recognized ratably over the life of a directory, which is typically 12 months. These costs are specifically identifiable to a particular directory and include sales commissions and print, paper and initial distribution costs. Such costs that are paid prior to directory publication are classified as prepaid expenses and other current assets until publication, when they are then reclassified as deferred directory costs. In the Predecessor Company financial statements, deferred directory costs also included employee and systems support costs directly associated with the publication of directories.
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
The Predecessor Company reported its accounts receivable net of an allowance for doubtful accounts. The allowance for doubtful accounts for the Predecessor Company billed local trade receivables was estimated based upon a combination of historical experience of actual sales write-offs and an analysis of amounts past due more than 75 days, as determined by the contractual term of each sale. The allowance for doubtful accounts for national trade receivables included specifically identified uncollectible accounts. Receivables were charged against the allowance for doubtful accounts when deemed uncollectible by collection managers and any recoveries of previous charges were recorded as an increase to the allowance for doubtful accounts.
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
Fixed Assets and Computer Software. Fixed assets and computer software are recorded at cost. Depreciation and amortization is provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are five years for machinery and equipment, ten years for furniture and fixtures, and three to five years for computer equipment and computer software. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Fixed assets and computer software at December 31, 2006 include fixed assets and computer software adjusted to fair value at the time of the RHD Merger. Fixed assets and computer software at December 31, 2006 and 2005 consisted of the following:

	Successor Company	Predecessor Company
	2006	2005

Computer software	$29,419	$61,975
Computer equipment	7,976	13,765
Machinery and equipment	435	1,730
Furniture and fixtures	802	1,803
Leasehold improvements	3,180	5,548
Construction in Process – Computer software and equipment	3,417	4,241

Total cost	45,229	89,062
Less accumulated depreciation and amortization	(15,878)	(35,153)

Net fixed assets and computer software	$29,351	$53,909

Depreciation and amortization expense on fixed assets and computer software for the eleven months ended December 31, 2006, the one month ended January 31, 2006, and for the years ended 2005 and 2004 was as follows:

	Successor
	Company	Predecessor Company
	Eleven Months
	Ended		Year Ended	Year Ended
	December 31,	One Month Ended	December 31,	December 31,
	2006	January 31, 2006	2005	2004

Depreciation of fixed assets	$5,690	$358	$4,536	$4,712
Amortization of computer software	10,188	878	8,557	7,443

Total depreciation and amortization on fixed assets and computer software	$15,878	$1,236	$13,093	$12,155

Identifiable Intangible Assets and Goodwill.
Successor Company
As a result of the RHD Merger, certain intangible assets were identified and recorded at their estimated fair value and the balances of intangible assets from the Dex East Acquisition were eliminated. Amortization expense was $84.0 million for eleven months ended December 31, 2006. Amortization for the five succeeding years is estimated to be approximately $99.6 million, $126.8 million, $126.5 million, $123.0 million and $120.0 million, respectively. Annual amortization of goodwill for tax purposes is approximately $51.8 million. The acquired intangible assets and their respective book values at December 31, 2006 are shown in the following table:

	Successor Company
	December 31, 2006
	Directory	Local	National
	Services	Customer	CMR	Trade	Advertising
	Agreements	Relationships	Relationships	Names	Commitment	Total

Fair value	$3,080,000	$380,000	$85,000	$210,000	$10,000	$3,765,000
Accumulated amortization	(67,222)	—	(3,176)	(12,834)	(764)	(83,996)

Net intangible assets	$3,012,778	$380,000	$81,824	$197,166	$9,236	$3,681,004

In connection with the RHD Merger, RHD acquired directory services agreements (collectively, the “Dex Directory Services Agreements”) which Dex Media had entered into with Qwest, including, (1) a publishing agreement with a term of 50 years commencing November 8, 2002 (subject to automatic renewal for additional one-year terms), which grants us the right to be the exclusive official directory publisher of listings and classified advertisements of Qwest’s telephone customers in the geographic areas in the Dex States in which Qwest (and its successors) provided local telephone services as of November 8, 2002, and (2) a non-competition agreement with a term of 40 years commencing November 8, 2002, pursuant to which Qwest (on behalf of itself and its affiliates and successors) has agreed not to sell directory products consisting principally of listings and classified advertisements for subscribers in the geographic areas in the Dex States in which Qwest provided local telephone service as of November 8, 2002. The fair value assigned to the Dex Media Directory Services Agreements for Dex Media East of $3.1 billion was based on the multi-period excess earnings method and is being amortized under the straight-line method over 42 years. Under the multi-period excess earnings method, the projected cash flows of the intangible assets are computed indirectly, which means that future cash flows are projected with deductions made to recognize returns on appropriate contributory assets, leaving the excess, or residual net cash flow, as indicative of the intangible asset fair value.
As a result of the RHD Merger, RHD also acquired (1) an advertising commitment agreement whereby Qwest has agreed to purchase an aggregate of $20.0 million of advertising per year through 2017 from Dex Media at pricing on terms at least as favorable as those offered to similar large customers and (2) an intellectual property contribution agreement pursuant to which Qwest assigned and or licensed to Dex Media the Qwest intellectual property previously used in the Qwest directory services business along with (3) a trademark license agreement pursuant to which Qwest granted to Dex Media the right until November 2007 to use the Qwest Dex and Qwest Dex Advantage marks in connection with directory products and related marketing material in the Dex States and the right to use these marks in connection with DexOnline.com® (the intangible assets in (2) and (3) collectively, “Trade Names”). The fair value assigned to the Dex Media advertising commitment was based on the multi-period excess earnings method and is being amortized under the straight-line method over 12 years.
During the eleven months ended December 31, 2006, the Company recorded a $3.2 million non-cash distribution to its Owner related to the annual settlement with Dex Media East of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media West and Qwest.
The fair values of the local and national customer relationships were determined based on the multi-period excess earnings method. These intangible assets are being amortized under the “income forecast” method, which assumes the value derived from customer relationships is greater in the earlier years and steadily declines over time. The weighted average useful life of these relationships is approximately 20 years. The amortization of local customer relationships will not commence until the cost uplift, defined below, resulting from purchase accounting is substantially amortized. As a result of purchase accounting required by GAAP, we recorded the deferred directory costs related to directories that were scheduled to publish subsequent to the RHD Merger at their fair value, determined as (a) the estimated billable value of the published directory less (b) the expected costs to complete the directories, plus (c) a normal profit margin. We refer to this purchase accounting entry as “cost uplift.”
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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but is subject to periodic impairment testing. No impairment losses were recorded during the eleven months ended December 31, 2006.
Predecessor Company
As a result of the Dex East Acquisition, certain intangible assets were identified and recorded at their estimated fair value. Amortization expense was $10.9 million, $153.7 million and $181.1 million for the one month ended January 31, 2006 and years ended December 31, 2005 and December 31, 2004, respectively. The acquired intangible assets and their respective book values at December 31, 2005 are shown in the table below.

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
During the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004, the Company recorded a non-cash distribution to its Owner related to the annual settlement with Dex Media East of allocated amounts under the Advertising Commitment Agreement among the Company, Dex Media West and Qwest of $1.1 million, $1.0 million, and $4.4 million, respectively.
The excess of purchase price for the Dex East Acquisition over the net tangible and identifiable intangible assets acquired of $0.9 billion was recorded as goodwill. In accordance with SFAS No. 142, goodwill was not amortized, but was subject to periodic impairment testing. No impairment losses were recorded during the one month ended January 31, 2006 or the years ended December 31, 2005 and December 31, 2004. The balances of intangible assets from the Dex East Acquisition were eliminated in purchase accounting as a result of the RHD Merger.
Interest Expense and Deferred Financing Costs. Interest expense for the eleven months ended December 31, 2006, the one month ended January 31, 2006, an the years ended December 31, 2005 and 2004 was $109.5 million, $12.1 million, $146.2 million and $199.7 million, respectively. For the Predecessor Company, certain costs associated with the issuance of debt instruments were capitalized on the consolidated balance sheet. These costs were being amortized to interest expense over the terms of the related debt agreements. For the Successor Company, the Predecessor Company’s deferred financing costs were eliminated as a result of purchase accounting required under generally accepted accounting principles (“GAAP”); plus an adjustment was established to record the debt at fair value at the date of the RHD Merger. This fair value adjustment is amortized as a reduction to interest expense over the remaining terms of the related debt agreements using the effective interest method. Since the RHD Merger, the Successor Company has recorded deferred financing costs of $0.8 million. Both the Predecessor and Successor Company used the bond outstanding method to amortize deferred financing costs relating to debt instruments with respect to which we make accelerated principal payments. Other deferred financing costs are amortized using the effective interest method. Amortization of deferred financing costs included in interest expense was $0.3 million for the eleven months ended December 31, 2006. Amortization of deferred financing costs included in interest expense was $1.0 million, $15.5 million and $28.9 million for the one month ended January 31, 2006 and years ended December 31, 2005 and December 31, 2004, respectively. Amortization of the fair value adjustment was $12.9 million for the eleven months ended December 31, 2006. Apart from business combinations, the Company’s policy is to recognize losses incurred in conjunction with debt extinguishments as a component of interest expense.
Advertising Expense. We recognize advertising expenses as incurred. These expenses include public relations, media, on-line advertising, and other promotional and sponsorship costs. Total advertising expense was $7.9 million for eleven months ended December 31, 2006. Total advertising expense was $2.2 million, $16.8 million and $18.5 million for the one month ended January 31, 2006 and the years ended December 31, 2005 and December 31, 2004, respectively.

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
The remaining approximately 15% of our directory advertising revenue is derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses. Substantially all of the revenue derived through national accounts is serviced through CMRs from which we accept orders. CMRs are independent third parties that act as agents for national advertisers. The CMRs are responsible for billing the national customers for their advertising. We receive payment for the value of advertising placed in our directories, net of the CMR’s commission, directly from the CMR. While we are still exposed to credit risk, the amount of losses from these accounts has been historically less than the local accounts as the advertisers, and in some cases, the CMRs tend to be larger companies with greater financial resources than local advertisers.
At December 31, 2006, we had interest rate swap agreements with major financial institutions with a notional value of $0.4 billion. We are exposed to credit risk in the event that one or more of the counterparties to the agreements does not, or cannot, meet their obligation. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Any loss would be limited to the amount that would have been received over the remaining life of the swap agreement. The counterparties to the swap agreements are major financial institutions with credit ratings of A or higher. We do not currently foresee a material credit risk associated with these swap agreements; however, no assurances can be given.
Derivative Financial Instruments and Hedging Activities. We account for our derivative financial instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not use derivative financial instruments for trading or speculative purposes and our derivative financial instruments are limited to interest rate swap agreements. We utilize a combination of fixed rate and variable rate debt to finance our operations. The variable rate debt exposes us to variability in interest payments due to changes in interest rates. Management believes that it is prudent to mitigate the interest rate risk on a portion of its variable rate borrowings. Additionally, our credit facility requires that we maintain hedge agreements to provide a fixed rate on at least 33% of our respective indebtedness. To satisfy this objective, we have entered into fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in interest rates on variable rate debt. Our interest rate swap agreements effectively convert $0.4 billion, or approximately 57%, of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. At December 31, 2006, approximately 43% of our total debt outstanding consists of variable rate debt, excluding the effect of our interest rate swaps. Including the effect of our interest rate swaps, total fixed rate debt comprised approximately 82% of our total debt portfolio as of December 31, 2006.
On the day a derivative contract is executed, we may designate the derivative instrument as a hedge of the variability of cash flows to be received or paid (cash flow hedge). For all hedging relationships, we formally document the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
All derivative financial instruments are recognized as either assets or liabilities on the consolidated balance sheets with measurement at fair value. On a quarterly basis, the fair values of the interest rate swaps are determined based on quoted market prices and, to the extent the swaps provide an effective hedge, the differences between the fair value and the book value of the swaps are recognized in accumulated other comprehensive (loss) income, a component of owner’s equity. For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings as a component of interest expense. Any gains or losses related to the quarterly fair value adjustments are presented as a non-cash operating activity on the consolidated statements of cash flows.
The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative or hedged item is expired, sold, terminated, exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is discontinued, we continue to carry the derivative at its fair value on the consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings as a component of interest expense.
See Note 5 for additional information regarding our derivative financial instruments and hedging activities.
Pension and Postretirement Benefits. Pension and postretirement benefits represent estimated amounts to be paid to employees in the future. The accounting for benefits reflects the recognition of these benefit costs over the employee’s approximate service period based on the terms of the plan and the investment and funding decisions made. The determination of the benefit obligation and the net periodic pension and postretirement benefit costs requires management to make assumptions regarding the discount rate, return on retirement plan assets, increase in future compensation and healthcare cost trends. Changes in these assumptions can have a significant impact on the projected benefit obligation, funding requirement and net periodic benefit cost. The assumed discount rate is the rate at which the pension benefits could be settled. For 2006, we adopted the Citigroup Pension Liability Index as the appropriate discount rate for the plan. For 2005, to determine this rate, the Company selected an actuarially computed composite rate based upon high quality (AA-/Aa- rated or better), non-callable corporate bonds whose cash flows matched the expected timing of the settlement of the pension and post-retirement obligations. The high quality corporate bond rates were based on information obtained from Standard and Poor’s.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in accumulated other comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We have adopted the funded status recognition provisions of SFAS No. 158 related to our defined benefit pension and postretirement plans as of December 31, 2006, as required. We complied with the measurement date provisions of SFAS No. 158 as of December 31, 2006.
See Note 8, which addresses the financial impact of our adoption of SFAS No. 158, and for further information regarding our benefit plans.
Income Taxes. We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax liabilities or assets reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 7 for more information regarding our (benefit) provision for income taxes.
Stock-Based Awards
Successor Company
RHD maintains a shareholder approved stock incentive plan, the 2005 Stock Award and Incentive Plan (“2005 Plan”), whereby certain RHD employees and non-employee directors are eligible to receive stock options, stock appreciation rights (“SARs”), limited stock appreciation rights in tandem with stock options and restricted stock. Prior to adoption of the 2005 Plan, RHD maintained a shareholder approved stock incentive plan, the 2001 Stock Award and Incentive Plan (“2001 Plan”). Under the 2005 Plan and 2001 Plan, 5 million and 4 million shares, respectively, were originally authorized for grant. Stock awards are typically granted at the market value of RHD’s common stock at the date of the grant, become exercisable in ratable installments or otherwise, over a period of one to five years from the date of grant, and may be exercised up to a maximum of ten years from the time of grant. RHD’s Compensation Committee determines termination, vesting and other relevant provisions at the date of the grant. RHD has implemented a policy of issuing treasury shares held by RHD to satisfy stock issuances associated with stock-based award exercises.
Non-employee directors of RHD receive options to purchase 1,500 shares and an award of 1,500 shares of restricted stock upon election to the Board. Non-employee directors also receive, on an annual basis, options to purchase 1,500 shares and an award of 1,500 shares of restricted stock. Non-employee directors may also elect to receive additional equity awards in lieu of all or a portion of their cash fees.
On January 1, 2006, RHD adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), using the Modified Prospective Method. Under this method, RHD is required to record compensation expense in the consolidated statement of operations for all RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. For the year ended December 31, 2006, RHD utilized a forfeiture rate of 5% in determining compensation expense for those respective periods.
RHD allocates stock-based compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense, with the exception of unrecognized compensation expense, represents what has been allocated to the Company for the eleven months ended December 31, 2006
The following table depicts the effect of adopting SFAS No. 123 (R) on net loss for the eleven months ended December 31, 2006. The Company’s reported net loss for the eleven months ended December 31, 2006, which reflects compensation expense related to RHD’s stock-based awards recorded in accordance with SFAS No. 123 (R), is compared to net loss for the same period that would have been reported had such compensation expense been determined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

	Eleven Months Ended
	December 31, 2006
	As Reported	Per APB No. 25
Total stock-based compensation expense	$7,573	$2,344
Net loss	(56,624)	(53,367)
Predecessor Company
Upon adoption of SFAS No. 123 (R), pro forma disclosure permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) is no longer a permitted alternative. As RHD and the Predecessor Company adopted SFAS No. 123 (R), as of January 1, 2006, using the Modified Prospective Method, the Company has provided below the pro forma disclosures of the effect on net income (loss) for the years ended December 31, 2005 and December 31, 2004 as if the Predecessor Company had accounted for its employee stock awards granted under the fair value method of SFAS No. 123 for the 2005 and 2004 years.
For the one month ended January 31, 2006, the Predecessor Company accounted for the stock-based awards under the recognition and measurement principles of SFAS No. 123 (R). Prior to adopting SFAS No. 123 (R) on January 1, 2006, the Predecessor Company accounted for stock-based awards granted to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB No. 25. Compensation expense related to the issuance of stock options to employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. In accordance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this annual report on Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.
For the years ended December 31, 2005 and 2004, the Predecessor Company accounted for the Stock Option Plan of Dex Media, Inc. (“2002 Plan”) and the Dex Media, Inc. 2004 Incentive Award Plan (“2004 Plan”) under the recognition and measurement principles of APB No. 25. Had the Predecessor Company accounted for employee stock option grants under the minimum value method for options issued prior to becoming a publicly traded company and the fair value method after becoming a publicly traded company, both of which are prescribed by SFAS No. 123, the pro forma results of the Predecessor Company would have been as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net Income (loss)
As reported	$42,169	$(1,648)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,373	336
Deduct: Stock-based employee compensation expense determined under minimum value or fair value based method, as applicable, for all awards, net of related tax effects	(850)	(700)

Pro forma	$44,692	$(2,012)

Please refer to Note 6 for additional information regarding RHD’s and our stock incentive plans and the adoption of SFAS No. 123 (R).
Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and certain expenses and the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates and assumptions. Estimates and assumptions are used in the determination of sales allowances, allowances for doubtful accounts, depreciation and amortization, employee benefit plans, restructuring reserves, and certain assumptions pertaining to RHD’s stock-based awards, among others.
New Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will assess the impact the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations during 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.
In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 describes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and we have adopted it for our fiscal year ended December 31, 2006. We have not recognized any adjustments resulting from the adoption of SAB No. 108 for the year ended December 31, 2006.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return.

This interpretation is effective for fiscal years beginning after December 15, 2006 and as such, we will adopt FIN No. 48 on January 1, 2007. Upon adoption of FIN No. 48, we do not anticipate any material adjustments. We are currently assessing the final impact the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.
We have reviewed other new accounting standards not identified above and do not believe any other new standards will have a material impact on our financial position or operating results.
3. RHD Merger
On January 31, 2006, our indirect parent, Dex Media, was acquired by RHD for an equity purchase price of $4.1 billion. Additionally, RHD assumed Dex Media’s outstanding indebtedness on January 31, 2006 with a fair value of $5.5 billion (together with other costs described below for a total aggregate purchase price of $9.8 billion). Pursuant to the Agreement and Plan of Merger, dated October 3, 2005, each issued and outstanding share of Dex Media common stock was converted into $12.30 in cash and 0.24154 of a share of RHD common stock, resulting in an aggregate cash value of $1.9 billion and aggregate stock value of $2.2 billion, based on 36,547,381 newly issued shares of RHD common stock valued at $61.82 per share. The $61.82 share price used to value the common shares issued in the RHD Merger was based on the average closing price of RHD’s common stock for the two business days before and after the announcement of the RHD Merger on October 3, 2005, in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination. The total allocable purchase price also includes transaction costs of $26.7 million that were directly related to the RHD Merger, severance and related costs for certain Dex Media employees of $17.6 million and Dex Media vested equity awards outstanding as of January 31, 2006 with an estimated fair value of $77.4 million. Upon completion of the RHD Merger, RHD’s stockholders immediately prior to the merger and Dex Media’s former stockholders owned approximately 47% and 53% of RHD’s common stock, respectively.
As a result of the RHD Merger, our assets and liabilities were recorded based on their fair values at the date of the RHD Merger, and certain other assets and liabilities were recorded by us upon consummation of the RHD Merger. Thus, the bases of the assets and liabilities of the Predecessor Company are not comparable to those of the Successor Company.
The RHD Merger was accounted for in accordance with SFAS No. 141, Business Combinations. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed by RHD based on their respective estimated fair values on the acquisition date with the remaining consideration recorded as goodwill. Certain long-term intangible assets were identified and recorded at their estimated fair values. Identifiable intangible assets acquired by RHD include directory services agreements between the Company and Qwest, customer relationships and acquired trademarks and trade names. In accordance with SFAS No. 142, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. Goodwill is not amortized but is subject to impairment testing on an annual basis. See Note 2 for a further description of our intangible assets and goodwill.
Under purchase accounting rules, RHD did not assume or record the deferred revenue balance of the Company of $34.4 million at January 31, 2006. This amount represented revenue that would have been recognized subsequent to the RHD Merger under the deferral and amortization method in the absence of purchase accounting. Accordingly, we did not and will not record revenue associated with directories that were published prior to the RHD Merger, as well as directories that were published in the month of the RHD Merger. Although the deferred revenue balances were eliminated, we retained all the rights associated with the collection of amounts due under and contractual obligations under the advertising contracts executed prior to the RHD Merger. As a result, the billed and unbilled accounts receivable balances acquired by RHD remained assets of the Company. Also under purchase accounting rules, RHD did not assume or record the deferred directory costs related to those directories that were published prior to the RHD Merger as well as directories that published in the month of the RHD Merger, totaling $86.6 million. These costs represent cost of revenue that would have been recognized subsequent to the acquisition under the deferral and amortization method in the absence of purchase accounting.

The table below shows the activity in our restructuring reserves related to the RHD Merger for the eleven months ended December 31, 2006.

Eleven months ended December 31, 2006
Balance at January 31, 2006	$—
Additions to reserve charged to goodwill	8,219
Payments	(4,881)

Balance at December 31, 2006	$3,338

As a result of the RHD Merger, approximately 118 Dex Media employees were affected by a restructuring plan, of which 108 were terminated and 10 were relocated to our corporate headquarters in Cary, North Carolina. Additionally, Dex Media has vacated certain of our leased facilities in Colorado, Minnesota, Nebraska, and Oregon. We estimated the costs associated with terminated employees, including Dex Media executive officers, and abandonment of certain of our leased facilities, net of estimated sublease income, to be approximately $8.2 million and such costs were charged to goodwill during 2006. Payments made with respect to severance and relocation during the eleven months ended December 31, 2006 totaled $4.7 million. Payments of $0.2 million were made during the eleven months ended December 31, 2006 with respect to our vacated leased facilities. The remaining lease payments for these facilities will be made through 2016.
The Successor Company recognized merger related expenses of $1.1 million during the eleven months ended December 31, 2006. These merger related costs for the eleven months ended December 31, 2006 included $0.9 million for bonuses to retain certain employees through the transition of the RHD Merger. The Predecessor Company recognized merger related expenses of $1.3 million during the one month ended January 31, 2006. These costs included legal and financial advisory fees, as well as stock compensation expense related to the acceleration of vesting of certain stock-based awards upon consummation of the RHD Merger, as further discussed in Note 6. These costs are included in general and administrative expenses in the consolidated statements of operations.
4. Long-Term Debt, Credit Facility and Notes
Long-term debt of the Company at December 31, 2006, including fair value adjustments required by GAAP as a result of the RHD Merger, and December 31, 2005 consisted of the following:

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2006	2005

Dex Media East
Credit Facility	656,571	772,498
9.875% Senior Notes due 2009	476,677	450,000
12.125% Senior Subordinated Notes due 2012	390,314	341,250

Total	1,523,562	1,563,748
Less: current portion	135,878	129,290

Long-term debt	$1,387,684	$1,434,458

Credit Facility
Dex Media East
As of December 31, 2006, the Dex Media East credit facility, as amended and restated in connection with the RHD Merger, consists of revolving loan commitments (“Dex Media East Revolver”) and term loan commitments. The Dex Media East term loans consist of a tranche A term loan with an initial total principal amount of $690.0 million and a tranche B term loan with an initial total principal amount of $429.0 million. The Dex Media East Revolver consists of a total principal amount of $100.0 million, which is available for general corporate purposes, subject to certain conditions. As of December 31, 2006, the principal amounts owing under the tranche A and tranche B term loans totaled $629.1 million, comprised of approximately $225.9 million and $403.2 million, respectively, and $27.5 million was outstanding under the Dex Media East Revolver (with an additional $1.4 million utilized under standby letters of credit). The Dex Media East Revolver and tranche A term loan will mature in November 2008, and the tranche B term loan will mature in May 2009. The weighted average interest rate of outstanding debt under the Dex Media East credit facility was 6.85% and 5.79% at December 31, 2006, and 2005, respectively.

As amended, as of December 31, 2006, our credit facility bears interest, at our option, at either:
•	The higher of (i) the base rate determined by the Administrative Agent, JP Morgan Chase Bank, N.A. and (ii) the Federal Funds Effective Rate (as defined) plus 0.50%, and in each case, plus a 0.25% margin on the Dex Media East Revolver and Term Loan A and a 0.50% margin on Term Loan B; or

•	The LIBOR rate plus a 1.25% margin on the Dex Media East Revolver and Term Loan A, and a 1.50% margin on Term Loan B. We may elect interest periods of 1, 2, 3 or 6 months, (or 9 or 12 months if, at the time of borrowing, all lenders agree to make such term available) for LIBOR borrowings.
The Company’s credit facility and the indentures governing the notes contain usual and customary affirmative and negative covenants that, among other things, place limitations on our ability to (i) incur additional indebtedness; (ii) pay dividends and repurchase our capital stock; (iii) enter into mergers, consolidations, acquisitions, asset dispositions and sale-leaseback transactions; (iv) make capital expenditures; (v) issue capital stock of our subsidiaries; (vi) engage in transactions with our affiliates; and (vii) make investments, loans and advances. The Company’s credit facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein. Substantially all of the assets of Dex Media East and its subsidiaries, including their equity interests, are pledged to secure the obligations under its credit facility.
Notes
Dex Media East
Dex Media East issued $450.0 million aggregate principal amount of 9.875% Senior Notes due 2009. These Senior Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $449.7 million aggregate principal amount was outstanding, excluding fair value adjustments. At December 31, 2006, the 9.875% Senior Notes had a fair value of $471.4 million.
The remaining $449.7 million face value of 9.875% Senior Notes are redeemable at our option beginning in 2006 at the following prices (as a percentage of face value):

Redemption Year	Price
2006	104.938%
2007	102.469%
2008 and thereafter	100.000%
Dex Media East issued $525.0 million aggregate principal amount of 12.125% Senior Subordinated Notes due 2012. These Senior Subordinated Notes are unsecured obligations of Dex Media East and interest is payable on May 15th and November 15th of each year. As of December 31, 2006, $341.3 million aggregate principal amount was outstanding, excluding fair value adjustments. At December 31, 2006, the 12.125% Senior Subordinated Notes had a fair value of $375.8 million.
The remaining $341.3 million face value of 12.125% Senior Subordinated Notes are redeemable at our option beginning in 2007 at the following prices (as a percentage of face value):

Redemption Year	Price
2007	106.063%
2008	104.042%
2009	102.021%
2010 and thereafter	100.000%

Aggregate maturities of long-term debt (including current portion and excluding fair value adjustments under purchase accounting) at December 31, 2006 were:

2007	$135,878
2008	319,120
2009	651,280
2010	—
2011	—
Thereafter.	341,250

Total	$1,447,528

Impact of RHD Merger
The completion of the RHD Merger triggered change of control offers on all of the Company’s outstanding notes, requiring us to make offers to repurchase the notes. Approximately $0.3 million of the 9.875% Senior Notes due 2009 were tendered in the applicable change of control offer and repurchased by us.
As a result of the RHD Merger, an adjustment was established to record our debt at fair value at the date of the RHD Merger. This fair value adjustment is amortized as a reduction of interest expense over the remaining term of the respective debt agreements using the effective interest method and does not impact future scheduled interest or principal payments. Amortization of the fair value adjustment included as a reduction of interest expense was $12.9 million during 2006. A total fair value adjustment of $88.9 million was recorded upon consummation of the RHD Merger, of which $76.0 million remains unamortized at December 31, 2006, as shown in the following table:

	Initial Fair Value	Unamortized Fair
	Adjustment at	Value Adjustment at
	January 31, 2006	December 31, 2006

Dex Media East
Credit Facility	$—	$—
9.875% Senior Notes due 2009	34,290	26,970
12.125% Senior Subordinated Notes due 2012	54,600	49,064

Total	$88,890	$76,034

5. Derivative Financial Instruments
The Dex Media East credit facility bears interest at variable rates and, accordingly, our earnings and cash flow are affected by changes in interest rates. The Dex Media East credit facility requires that we maintain hedge agreements to provide a fixed rate on at least 33% of our indebtedness. The Company has entered into the following interest rate swaps that effectively convert approximately 57% of the Company’s variable rate debt to fixed rate debt as of December 31, 2006. Under the terms of the agreements, the Company receives variable interest based on three-month LIBOR and pays a fixed rate of interest.

Effective Dates	Notional Amount		Pay Rates	Maturity Dates
(amounts in millions)
May 8, 2003	$125	(1),(3)	3.638% - 4.085%	November 8, 2007 - May 8, 2008
June 12, 2006	250	(2)	5.294% - 5.295%	June 12, 2008

Total	$375

(1)	Consists of two swaps

(2)	Consists of three swaps

(3)	Swaps have not been designated as cash flow hedges
By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the possible failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, is not subject to credit risk. The Company minimizes the credit risk in derivative financial instruments by entering into transactions with major financial institutions with credit ratings of A or higher.
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
These interest rate swap agreements effectively convert $0.4 billion of our variable rate debt to fixed rate debt, mitigating our exposure to increases in interest rates. Under the terms of the Dex Media East swap agreements that have been designated as cash flow hedges, we receive variable interest based on the three-month LIBOR and as of December 31, 2006, pay a weighted average fixed rate of 5.29%. Under the terms of the Dex Media East swap agreements that have not been designated as cash flow hedges, we receive variable interest based on the three-month LIBOR and as of December 31, 2006, pay a weighted average rate of 3.91%. The interest rate swaps mature at varying dates from November 2007 through June 2008. The weighted average rate received on our interest rate swaps was 5.36% during the eleven months ended December 31, 2006. These periodic payments and receipts are recorded as interest expense.
Interest rate swaps with a notional value of $250.0 million (of the total $375.0 million in interest rate swaps) have been designated as cash flow hedges to hedge three-month LIBOR-based interest payments on $250.0 million of bank debt. As of December 31, 2006, these respective interest rate swaps provided an effective hedge of the three-month LIBOR-based interest payments on $250.0 million of bank debt.
For derivative instruments that are not designated or do not qualify as hedged transactions, the initial fair value, if any, and any subsequent gains or losses in the change in the fair value are reported in earnings as a component of interest expense. For the eleven months ended December 31, 2006, the Company recorded a reduction to interest expense of $1.0 million as a result of the change in fair value of these interest rate swaps. During May 2006, the Company entered into $250.0 million notional value of interest rate swaps, which were not designated as cash flow hedges until July 2006. The Company recorded changes in the fair value of these interest rate swaps as a reduction of interest expense of $0.9 million for the eleven months ended December 31, 2006. At December 31, 2006, interest rate swaps with a notional amount of $125.0 million are not designated as cash flow hedges.
During the eleven months ended December 31, 2006 and the one month ended January 31, 2006, the Company reclassified $0.1 million and less than $0.1 million of hedging gains into earnings, respectively. During the years ended December 31, 2005 and 2004, the Company reclassified $1.0 million and $6.2 million of hedging losses into earnings, respectively. As of December 31, 2006, $0.1 million of deferred losses, net of tax, on derivative instruments recorded in accumulated other comprehensive loss are expected to be reclassified to earnings during the next 12 months. Transactions and events are expected to occur over the next 12 months that will necessitate reclassifying these derivative losses to earnings.

6. Stock Incentive Plans
Successor Company
On January 1, 2006, RHD and the Company adopted the provisions of SFAS No. 123 (R) using the Modified Prospective Method. Under this method, we are required to record compensation expense in the statement of operations for all RHD employee stock-based awards granted, modified or settled after the date of adoption and for the unvested portion of previously granted stock awards that remain outstanding as of the beginning of the period of adoption based on their grant date fair values. RHD estimates forfeitures over the requisite service period when recognizing compensation expense. Estimated forfeitures are adjusted to the extent actual forfeitures differ, or are expected to materially differ, from such estimates. During 2006, RHD utilized a forfeiture rate of 5% in determining compensation expense.
RHD allocates stock-based compensation expense to its subsidiaries, including the Company, consistent with the method it utilizes to allocate employee wages and benefits to its subsidiaries. Information presented below related to compensation expense, with the exception of unrecognized compensation expense, represents what has been allocated to the Company for the eleven months ended December 31, 2006. All other information presented below, including unrecognized compensation expense, relates to RHD’s stock award and incentive plans in total. For the eleven months ended December 31, 2006, the Company recognized $7.6 million of stock-based compensation expense related to stock-based awards granted under RHD’s various employee and non-employee stock incentive plans.
Prior to the adoption of SFAS No. 123 (R), the Company presented all tax benefits of deductions resulting from the exercise of stock-based awards as operating cash flows in the consolidated statements of cash flows. SFAS No. 123 (R) requires that these cash flows now be classified as financing cash flows. During the eleven months ended December 31, 2006, the Company was able to utilize the tax benefit resulting from stock-based award exercises of $1.2 million. As such, financing cash flows were affected by stock-based award exercises for the eleven months ended December 31, 2006.
Under SFAS No. 123 (R), the fair value for RHD’s stock options and SARs is calculated using the Black-Scholes model at the time these stock-based awards are granted. The amount, net of estimated forfeitures, is then amortized over the vesting period of the stock-based award. The weighted average fair value per share of stock options and SARs granted during the year ended December 31, 2006 was $20.08. The following assumptions were used in valuing these stock-based awards for the year ended December 31, 2006:

December 31, 2006
Dividend yield	0%
Expected volatility	28.2%
Risk-free interest rate	4.4%
Expected life	5 Years
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
RHD grants restricted stock to certain of its employees, including executive officers, and non-employee directors in accordance with the 2005 Plan. Under SFAS No. 123 (R), compensation expense related to these awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of RHD’s common stock at such time.
For the year ended December 31, 2006, RHD granted 1.8 million of stock options and SARs. The following table presents a summary of RHD’s stock options and SARs activity and related information for the year ended December 31, 2006:

		Weighted Average
		Exercise/Grant	Aggregate
	Shares	Price Per Share	Intrinsic Value

Awards outstanding, January 1, 2006	4,002,244	$32.69	$119,958
Granted*	1,834,890	64.31	585
Dex Media stock-based awards converted	1,725,361	12.73	85,882
Exercised	(1,988,597)	16.38	(92,165)
Forfeitures	(292,125)	57.10	(1,438)

Awards outstanding, December 31, 2006	5,281,773	$41.98	$112,822

Available for future grants at December 31, 2006	4,052,363

*	Includes the October 3, 2005 grant of 1.1 million SARs to certain employees, including executive officers, which was contingent upon the successful completion of the RHD Merger (see below for additional information).
The total intrinsic value of RHD’s stock-based awards vested during the year ended December 31, 2006 was $34.4 million. The total fair value of RHD stock-based awards vested during the year ended December 31, 2006 was $26.4 million.
The following table summarizes information about RHD’s stock-based awards outstanding and exercisable at December 31, 2006:

	Stock Awards Outstanding			Stock Awards Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise/Grant		Contractual	Exercise/Grant
Exercise/Grant		Life	Price Per		Life	Price Per
Prices	Shares	(In Years)	Share	Shares	(In Years)	Share

$10.78 — $14.75	218,581	5.73	$11.19	139,225	5.06	$11.42
$15.22 — $19.41	287,963	2.10	15.75	287,963	2.10	15.75
$24.75 — $29.59	1,659,979	3.47	25.97	1,659,979	3.47	25.97
$30.11 — $39.21	135,366	3.16	30.99	100,649	3.16	30.96
$41.10 — $43.85	954,620	4.34	41.40	650,429	4.33	41.40
$46.06 — $55.25	91,951	5.95	51.87	23,799	4.63	47.98
$56.55 — $65.00	1,933,313	5.78	63.28	622,061	5.61	62.01

	5,281,773	5.11	$41.98	3,484,105	4.56	$40.33

The aggregate intrinsic value of RHD’s exercisable stock-based awards as of December 31, 2006 was $100.0 million.
The following table summarizes the status of RHD’s non-vested stock awards as of December 31, 2006, and changes during the year ended December 31, 2006:

	Non-Vested	Weighted Average		Weighted Average
	Stock	Grant Date	Non-vested	Grant Date Fair
	Options and	Exercise Price Per	Restricted	Value Per
	SARs	Award	Stock	Award

Non-vested at January 1, 2006	1,869,578	$40.78	—	$—
Granted	1,834,890	64.31	208,793	61.39
Non-vested Dex Media options converted	224,597	12.73	—	—
Vested	(1,839,272)	44.01	—	—
Forfeitures	(292,125)	57.10	(15,710)	62.41

Non-vested at December 31, 2006	1,797,668	$45.18	193,083	$61.31

As of December 31, 2006, there was $46.1 million of total unrecognized compensation cost related to RHD’s non-vested stock-based awards. The cost is expected to be recognized over a weighted average period of approximately two years. After applying RHD’s estimated forfeiture rate, RHD expects 1.7 million non-vested stock-based awards to vest over a weighted average period of approximately two years. The intrinsic value at December 31, 2006 of RHD’s non-vested stock-based awards expected to vest is $12.2 million and the corresponding weighted average grant date exercise price is $55.76 per share.

On December 13, 2006, RHD granted 0.1 million shares of restricted stock to certain executive officers. These restricted shares, which are settled in RHD’s common stock, were granted at a grant price of $60.64 per share, which was equal to the market value of RHD’s common stock on the date of grant. The vesting of these restricted shares is contingent upon RHD’s common stock equaling or exceeding $65.00 per share for 20 consecutive trading days and continued employment with RHD through the third anniversary of the date of grant. In accordance with SFAS No. 123 (R), the Company recognized non-cash compensation expense related to these restricted shares of less than $0.1 million for the year ended December 31, 2006.
On February 21, 2006, RHD granted 0.1 million shares of restricted stock to certain employees, including executive officers. These restricted shares, which are settled in RHD’s common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the date of grant, and vest ratably over three years. In accordance with SFAS No. 123 (R), the Company recognized non-cash compensation expense related to these restricted shares of $0.7 million for the eleven months ended December 31, 2006.
On February 21, 2006, RHD granted 0.6 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $64.26 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On February 24, 2005, RHD granted 0.5 million SARs to certain employees, not including executive officers, in conjunction with its annual grant of stock incentive awards. These SARs, which are settled in RHD common stock, were granted at a grant price of $59.00 per share, which was equal to the market value of RHD’s common stock on the grant date, and vest ratably over three years. On July 28, 2004, RHD granted 0.9 million SARs to certain employees, including executive officers, in connection with the AT&T Directory Acquisition. These SARs, which are settled in RHD common stock, were granted at a grant price of $41.58 per share, which was equal to the market value of RHD’s common stock on the grant date, and initially were scheduled to vest entirely only after five years. The maximum appreciation of the July 28, 2004 and February 24, 2005, SAR grants is 100% of the initial grant price. The Company recognized non-cash compensation expense related to these and other smaller SAR grants of $2.0 million for the eleven months ended December 31, 2006.
In connection with the RHD Merger, RHD granted on October 3, 2005, 1.1 million SARs to certain employees, including executive officers. These SARs were granted at an exercise price of $65.00 (above the then prevailing market price of RHD’s common stock) and vest ratably over three years. The award of these SARs was contingent upon the successful completion of the RHD Merger. The Company recognized non-cash compensation expense related to these SARs of $1.4 million for the eleven months ended December 31, 2006.
At January 31, 2006, stock-based awards outstanding under the existing Dex Media equity compensation plans totaled 4.0 million Dex Media option shares and had a weighted average exercise price of $5.48 per option share. As a result of the RHD Merger, all outstanding Dex Media equity awards were converted to RHD equity awards on February 1, 2006. Upon conversion to RHD equity awards, the number of securities to be issued upon exercise of outstanding awards totaled 1.7 million shares of RHD and had a weighted average exercise price of $12.73 per share. At December 31, 2006, the number of RHD shares remaining available for future issuance totaled 0.2 million under the 2004 Plan. For the eleven months ended December 31, 2006, the Company’s non-cash compensation expense related to these converted awards totaled $1.2 million.
The RHD Merger triggered a change in control under RHD’s stock incentive plans. Accordingly, all awards granted to employees through January 31, 2006, with the exception of stock-based awards held by executive officers and members of the Board of Directors (who waived the change of control provisions of such awards), became fully vested. In addition, the vesting conditions related to the July 28, 2004 SARs grant, noted above, were modified as a result of the RHD Merger, and the SARs now vest ratably over three years from the date of grant. For the year ended December 31, 2006, $1.3 million of non-cash compensation expense, which is included in the total non-cash compensation expense amounts noted above, was recognized as a result of these modifications. The Company’s non-cash stock-based compensation expense relating to existing stock options held by executive officers as of January 1, 2006, which were not modified as a result of the RHD Merger, as well as non-cash stock-based compensation expense from smaller grants issued subsequent to the RHD Merger not mentioned above, totaled $2.3 million for the eleven months ended December 31, 2006.
Predecessor Company
For the one month ended January 31, 2006, the Predecessor Company accounted for the stock-based awards under the recognition and measurement principles of SFAS No. 123 (R). Prior to adopting SFAS No. 123 (R) on January

1, 2006, the Predecessor Company accounted for stock-based awards granted to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB No. 25. Compensation expense related to the issuance of stock options to employees or non-employee directors was only recognized if the exercise price of the stock option was less than the market value of the underlying common stock on the date of grant. In accordance with the Modified Prospective Method, financial statement amounts for the prior periods presented in this annual report on Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation.
On October 5, 2005, the Predecessor Company entered into Letter Agreements with its officers which, among other things, included terms to accelerate the vesting of certain stock options upon consummation of the RHD Merger (“modifications”). As a result of the modifications, stock options to purchase approximately 1.3 million shares of Dex Media common stock became fully exercisable immediately prior to the consummation of the RHD Merger. The Predecessor Company recorded stock-based compensation expense for stock options of $1.0 million during the one month ended January 31, 2006, under the guidance of SFAS No. 123(R), including $0.9 million as a result of these modifications. Had such compensation expense been determined under APB No. 25, the Company would have recorded stock-based compensation expense of $10.2 million during the one month ended January 31, 2006, substantially all of which related to the modifications.
Under the terms of the restricted stock agreements, all unvested shares became vested upon consummation of the RHD Merger. The Predecessor Company recorded stock-based compensation expense for restricted stock of $0.3 million during the one month ended January 31, 2006, substantially all of which related to this acceleration of vesting.
Summarized below is information regarding options granted, exercised or forfeited under the 2002 Plan and the 2004 Plan during the period from January 1 to January 31, 2006:

					Weighted
			Weighted		Average
		Number of	Average		Remaining
	Number	Shares	Exercise	Aggregate	Contractual
	of Options	Exercisable	Price	Intrinsic Value	Life (Years)

Options outstanding at January 1, 2006	4,625,460		$5.38
Options exercisable at January 1, 2006		2,341,773	4.93
Options:
Granted	—
Exercised	(620,110)		4.70	$23.00
Forfeited	—

Options outstanding at January 31, 2006	4,005,350		5.48	22.22	7.53

Options exercisable at January 31, 2006		1,723,265	5.03	22.67	7.45

7. Income Taxes
Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax (benefit) provision is the result of changes in the deferred tax assets and liabilities.

(Benefit) provision for income taxes consisted of:

	Successor
	Company	Predecessor Company

			Twelve	Twelve
	Eleven Months	One Month	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	January 31,	December 31,	December 31,
	2006	2006	2005	2004

Current provision
U.S. Federal	$6,234	$—	$6,358	$—
State and local	681	—	1,310	—

Total current provision	6,915	—	7,668	—

Deferred (benefit) provision
U.S. Federal	(38,538)	2,045	17,946	(683)
State and local	(2,681)	373	4,178	201

Total deferred (benefit) provision	(41,219)	2,418	22,124	(482)

(Benefit) provision for income taxes	$(34,304)	$2,418	$29,792	$(482)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate, which has been applied to the Company’s (loss) income before income taxes.

	Successor
	Company	Predecessor Company

	Eleven		Twelve	Twelve
	Months	One Month	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	January 31,	December	December
	2006	2006	31, 2005	31, 2004

Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	2.4	3.8	3.9	3.9
State rate change	—	—	—	(9.1)
Non-deductible expense	0.3	0.3	—	(1.6)
Non-deductible meals and entertainment	—	—	0.2	(5.3)
Valuation allowance	—	0.6	2.6	—
Other	—	—	(0.3)	(0.3)

Effective tax rate	37.7%	39.7%	41.4%	22.6%

Deferred tax assets and liabilities consisted of the following at December 31, 2006 and 2005:

	Successor	Predecessor
	Company	Company

	2006	2005

Deferred tax assets
Transaction costs	$1,867	$1,903
Bad debts	4,064	4,607
Postretirement benefits	3,182	4,015
Depreciation and amortization	—	18,896
Stock based compensation expense	2,695	—
Deferred costs	4,713	—
Pension	8,907	7,972
Net debt premium	28,437	—
Deferred financing costs	15,212	—
Reorganization and restructuring costs	1,002	—
Employee benefits	3,640	—
Other	1,921	—

Total deferred tax assets	75,640	37,393
Valuation allowance	(1,867)	(1,903)

Net deferred tax assets	73,773	35,490

Deferred tax liabilities
Deferred directory cost uplift	6,344	—
Depreciation and amortization	18,642	10,587
Intangible assets from RHD Merger	892,177	1,879

Total deferred tax liabilities	917,163	12,466

Net deferred tax assets	—	$23,024

Net deferred tax liabilities	$843,390	—

Successor Company
The 2006 income tax benefit of $34.3 million is comprised of a deferred tax benefit of $41.2 million, offset by a current tax provision of $6.9 million. The 2006 tax benefit resulted in an effective tax rate of 37.7% and generated income for tax purposes of approximately $17.8 million related to tax deductions and amortization expense recorded for tax purposes compared to book purposes with respect to the intangible assets established in the RHD Merger. A deferred tax liability in the amount of $0.9 billion has been recognized in accordance with SFAS No. 109 for the difference between the assigned values for financial reporting purposes and the tax bases of the assets and liabilities acquired by RHD as a result of the RHD Merger.
The 2006 deduction for stock options was $30.4 million. Included in the $30.4 million deduction for stock options in 2006 is $0.5 million of windfall tax benefit recognized under SFAS No. 123(R).
In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company believes that is more likely than not that some of the deferred tax assets resulting from capitalized merger and stock offering costs will not be realized, contributing to a valuation allowance of $1.9 million at December 31, 2006.
Predecessor Company
In the Predecessor Company, Dex Media East was included in the consolidated federal income tax return and combined or consolidated state income tax returns, where permitted, for Dex Media. Dex Media East was a single member limited liability company and was disregarded as a separate taxable entity from Dex Media for income tax purposes. Dex Media had no other business operations or investments. The Company calculated and recorded income taxes as if it filed a separate corporate income tax return on a stand-alone basis.
Management of the Company believed that it was more likely than not that some of the deferred tax assets associated with capitalized merger costs would not be realized in the future. Therefore, a valuation allowance had been established for the tax year ending 2005, in the amount of $1.9 million to reduce the noncurrent deferred tax asset to realizable value. The 2005 tax deduction for stock options was $0.6 million.
Dex Media East had an ownership change under Internal Revenue Code section 382 upon the consummation of the RHD Merger.
The Company was audited by the Internal Revenue Service (the “IRS”) in 2005 for the tax years ending 2002 and 2003. As a result of this audit, $13.8 million of deferred tax assets was reclassified from net operating loss carryforwards to depreciation and amortization.

8. Benefit Plans
Pension Plan. Dex Media has a noncontributory defined benefit pension plan covering substantially all management and occupational (union) employees. Annual pension costs are determined using the projected unit credit actuarial cost method. Our funding policy is to contribute an amount at least equal to the minimum legal funding requirement. No contributions were required or made for the eleven months ended December 31, 2006, the one month ended January 31, 2006, or the years ended December 31, 2005 or 2004. The underlying pension plan assets are invested in diversified portfolios consisting primarily of equity and debt securities. A measurement date of December 31 is used for all of our plan assets.
Savings Plan. Dex Media offers a defined contribution 401(k) savings plan to substantially all employees. For management employees, Dex Media contributes 100% of the first 4% of each participating employee’s salary and 50% of the next 2% contributed. For management employees, the Dex Media match is limited to 5% of each participating employee’s eligible earnings. For occupational employees, Dex Media contributes 81% of the first 6% of each participating employee’s salary not to exceed 4.86% of eligible earnings for any one pay period. Dex Media’s matching contributions are limited to $4,860 per occupational employee annually. Contributions under this plan were $2.5 million for the eleven months ended December 31, 2006 and $0.4 million for the one month ended January 31, 2006. For the years ended December 31, 2005 and 2004, matching contributions were $2.9 million and $3.1 million, respectively.
Postretirement Benefits. Dex Media has an unfunded postretirement benefit plan that provides certain healthcare and life insurance benefits to certain full-time employees who reach retirement eligibility while working for Dex Media.
General Description. Effective January 1, 2004, all employees were transferred to another indirect wholly-owned subsidiary of Dex Media, Dex Media Service LLC (“Service Co.”). After January 1, 2004, employee-related liabilities, including pension and other post-retirement obligations are primarily included in Service Co.’s reported liabilities with an offsetting asset recorded as an affiliate receivable from Dex Media East for the portion of the liabilities associated with the Dex Media East employees. Dex Media East is charged and carries an affiliate payable for the portion of the liabilities associated with employees providing services to Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, expenses related to Dex Media East employees providing services entirely for Dex Media East are allocated 100% to Dex Media East. Shared employee expenses are allocated and charged to Dex Media East based upon Dex Media East’s proportional share of consolidated Dex Media revenue.
Presentation. The liabilities presented below represent the Dex Media pension and post-retirement benefit plans on a consolidated basis. The expenses related to these benefit plans are presented on the allocated basis described above.
Benefit Obligations and Funded Status
A summary of the funded status of Dex Media’s benefit plans at December 31, 2006 and 2005 was as follows:

(in thousands)	Pension Plan		Postretirement Plan

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation, beginning of period	$194,644	$218,939	$65,109	$63,206
Service cost	8,313	9,769	2,158	2,334
Interest cost	10,745	11,959	3,705	3,741
Amendments	—	—	(66)	—
Actuarial loss (gain)	6,390	7,781	785	(2,541)
Benefits paid	(3,120)	(1,053)	(2,959)	(1,631)
Plan settlements	(29,980)	(52,751)	—	—

Benefit obligation, end of period	$186,992	$194,644	$68,732	$65,109

Change in plan assets
Fair value of plan assets, beginning of period	$155,881	$198,340	$—	$—
Return on plan assets	11,650	11,345	—	—
Employer contributions	—	—	2,959	1,631
Benefits paid	(3,120)	(1,053)	(2,959)	(1,631)
Plan settlements	(29,980)	(52,751)	—	—

Fair value of plan assets, end of period	$134,431	$155,881	$—	$—

(in thousands)	Pension Plan		Postretirement Plan

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	2006	2005	2006	2005

Reconciliation of Funded Status
Funded status of plans	$(52,561)	$(38,763)	$(68,732)	$(65,109)
Unrecognized net loss	—	10,584	—	4,102
Unrecognized prior service costs	—	(1,557)	—	(3,568)

Net amount recognized	$(52,561)	$(29,736)	$(68,732)	$(64,575)

Net amounts recognized in Dex Media’s consolidated balance sheets at December 31, 2006 and 2005 were as follows:

		Postretirement
	Pension Plan	Plan
	Successor Company
	2006	2006

Current liabilities	$—	$(4,520)
Non-current liabilities	(52,561)	(64,212)

Net amount recognized	$(52,561)	$(68,732)

The accumulated benefit obligation for Dex Media’s defined benefit pension plan was $173.7 million and $177.3 million at December 31, 2006 and 2005, respectively.
Components of Net Periodic Benefit Expense
The net periodic benefit expense of the pension plan allocated to Dex Media East for the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 was as follows:

	Successor Company	Predecessor Company

			Year Ended	Year Ended
	Eleven Months Ended	One Month Ended	December 31,	December
	December 31, 2006	January 31, 2006	2005	31, 2004

Service cost	$2,681	$310	$4,274	$4,645
Interest cost	3,572	385	5,361	5,786
Expected return on plan assets	(4,576)	(462)	(7,438)	(7,573)
Amortization of unrecognized net loss	—	(8)	(99)	(99)
Settlement (gain) loss	(293)	—	1,414	—

Net periodic benefit expense	$1,384	$225	$3,512	$2,759

The net periodic benefit expense of the postretirement plan allocated to Dex Media East for the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 was as follows:

	Successor
	Company	Predecessor Company

	Eleven Months		Year Ended
	Ended December	One Month Ended	December 31,	Year Ended
	31, 2006	January 31, 2006	2005	December 31, 2004

Service cost	$625	$73	$1,015	$1,112
Interest cost	1,226	135	1,687	1,657
Amortization of unrecognized prior service cost	—	(17)	(257)	(256)
Amortization of unrecognized net loss	—	—	8	44

Net periodic benefit expense	$1,851	$191	$2,453	$2,557

Adoption of SFAS No. 158
Upon the initial implementation of SFAS No. 158 at December 31, 2006, Dex Media has recorded all previously unrecognized prior service costs and actuarial gains and losses as a component of accumulated other comprehensive income. The following table presents the incremental effect of applying SFAS No. 158 on individual line items in Dex Media’s consolidated balance sheet as of December 31, 2006. Service Co. and Dex Media West recorded 90% and 10%, respectively, of the SFAS No. 158 adjustment.

	Before Application	SFAS No. 158	After Application of
	of SFAS No. 158	Adjustment	SFAS No. 158

Liability for pension and postretirement benefits	$(127,339)	$6,046	$(121,293)
Deferred income taxes	—	(2,261)	(2,261)
Accumulated other comprehensive income, net of tax	—	3,785	3,785
The following table presents the amount of Dex Media’s previously unrecognized actuarial gains and losses and prior service cost, both currently in accumulated other comprehensive income, expected to be recognized as net periodic benefit expense in 2007:

		Postretirement
	Pension Plan	Plan
	2007	2007

Previously unrecognized actuarial gain expected to be recognized in 2007	$—	$—
Previously unrecognized prior service credit expected to be recognized in 2007	—	(8)
Amounts recognized in Dex Media’s accumulated other comprehensive income at December 31, 2006 consist of:

	Pension	Postretirement
	Plan	Plan

Net actuarial gain	$2,822	$3,158

Prior service credit	$—	$66
Assumptions
The following assumptions were used in determining the benefit obligations for the pension plan:

	Successor Company	Predecessor Company

	February 1 -	Month of
	December 31, 2006	January 2006	2005

Weighted average discount rate	5.90%	5.50%	5.75%
Rate of increase in future compensation	3.66%	3.66%	4.00%
The following assumptions were used in determining the benefit obligations for the postretirement plan:

	Successor Company	Predecessor Company

	February 1 -	Month of
	December 31, 2006	January 2006	2005

Weighted average discount rate	5.90%	5.50%	5.75%
Rate of increase in future compensation	N/A	N/A	N/A

The discount rate is the current rate at which the pension and post-retirement obligations can effectively be settled at the end of the year. For 2006, we adopted the Citigroup Pension Liability Index (the “Index”) as the appropriate discount rate for our defined benefit pension plan. This Index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate. To determine the rate for 2005, the Company selected an actuarially computed composite rate based upon high quality (AA-/Aa- rated or better), non-callable corporate bonds whose cash flows match the expected timing of the settlement of the pension and post-retirement obligations. The high quality corporate bond rates were based on information obtained from Standard and Poor’s.
The following assumptions were used in determining the net periodic benefit expense for the pension plan:

	Successor Company		Predecessor Company

	July 1 -	February 1 -	Month of	August 2 -	January 1 -
	December 31,	June 30,	January	December 31,	August 1,
	2006	2006	2006	2005	2005	2004

Weighted average discount rate	6.25%	5.50%	5.75%	5.50%	6.00%	6.25%
Rate of increase in future compensation	3.66%	3.66%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
On July 1, 2006, and thereafter, settlements of the Company’s pension plan occurred as defined by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits.” At that time, lump sum payments to participants exceeded the sum of the service cost plus interest cost component of the net periodic benefit costs for the year. These settlements resulted in the recognition of $0.3 million in actuarial gains. In addition, 2006 pension expense was recomputed based on assumptions as of the settlement date, resulting in an increase in the discount rate from 5.50% to 6.25% based on the Index.
The following assumptions were used in determining the net periodic benefit expense for the postretirement plan:

	Successor Company	Predecessor Company

	February 1 -	Month of
	December 31, 2006	January 2006	2005	2004

Weighted average discount rate	5.75%	5.75%	6.00%	6.25%
The following table reflects assumed healthcare cost trend rates used in determining the net periodic benefit expense and benefit obligations for our postretirement plan.

	Post-Retirement Plan
	Successor	Predecessor
	Company	Company

	2006	2005

Healthcare cost trend rate assumed for next year
Under 65	10.00%	9.50%
65 and older	12.00%	9.50%
Rate to which the cost trend rate is assumed to decline
Under 65	5.00%	5.00%
65 and older	5.00%	5.00%
Year ultimate trend rate is reached	2013	2014
Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefit plans. A one-percent change in the assumed healthcare cost trend rate would have had the following effects at December 31, 2006:

	One Percent Change
	Increase	Decrease
Effect on the aggregate of the service and interest cost components of net periodic postretirement benefit cost (Consolidated Statement of Income)	$208	$(177)
Effect on accumulated postretirement benefit obligation (Consolidated Balance Sheet)	$1,314	$(1,207)
Plan Assets
Dex Media’s pension plan weighted-average asset allocation at December 31, 2006 and 2005, by asset category, is as follows:

	Successor Company		Predecessor Company
		Asset		Asset
	Plan Assets at	Allocation	Plan Assets at	Allocation
	December 31,	Target	December 31,	Target
	2006		2005
Equity securities	66%	65%	68%	65%
Debt securities	34%	35%	27%	30%
Real Estate	0%	0%	5%	5%

Total	100%	100%	100%	100%

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
The plan’s assets in separately managed accounts may not be used for the following purposes: short sales, purchases of letter stock, private placements, leveraged transactions, commodities transactions, option strategies, purchases of Real Estate Investment Trusts beginning in 2006, investments in some limited partnerships, investments by the managers in their own securities, their affiliates or subsidiaries, investment in futures, use of margin or investments in any derivative not explicitly permitted in the plan’s investment policy statement.
For 2006, 2005, and 2004, we used a rate of 9.0% as the expected long-term rate of return assumption on the pension plan assets. The basis used for determining this rate was the long-term capital market return forecasts of an asset mix similar to the plan as well as an opportunity for active management of the assets to add value over the long term. The active management expectation was supported by calculating historical returns for the seven investment managers who actively manage the plan’s assets.
Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
Estimated Future Benefit Payments
The pension plan benefits and postretirement plan benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

		Postretirement
	Pension Plan	Plan
2007	$6,847	$1,873
2008	5,305	2,107
2009	5,628	2,270
2010	5,822	2,461
2011	5,915	2,614
Years 2012-2016	28,426	13,595
We expect to make contributions of approximately $4.3 million and $1.9 million to Dex Media’s pension plan and postretirement plan, respectively, in 2007.
Additional Information and Subsequent Events
On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. In general, the Act requires that all single-employer defined benefit plans be fully funded within a seven-year period, beginning in 2008. Some provisions of the Act are effective January 1, 2006; however, most of the new provisions are effective January 1, 2008. The Act replaces the prior rules for funding with a new standard that is based on the plan’s funded status. Funding must be determined using specified interest rates and mortality sums and potential limits on lump sums. Adoption of the new requirements could increase our plan’s liabilities and required contributions in the future; however, this cannot be estimated at this time until further technical guidance is issued.
9. Commitments
We lease office facilities and equipment under operating leases with non-cancelable lease terms expiring at various dates through 2017. Rent and lease expense for the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 was $5.6 million, $0.5 million, $9.0 million and $7.8 million, respectively. The future non-cancelable minimum rental payments applicable to operating leases at December 31, 2006 are:

2007	$5,120
2008	4,685
2009	3,362
2010	2,521
2011	1,847
Thereafter	7,375

Total	$24,910

In connection with our software system modernization and on-going support services related to the Amdocs® software system, Dex Media East is obligated to pay Amdocs $22.0 million over the periods 2007 through 2010. In addition, Dex Media East is obligated to pay Qwest approximately $7.4 million over the years 2007 through 2009 for certain information technology, communications and billing and collection services.
10. Legal Proceedings
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
11. Business Segments
Management reviews and analyzes its business of publishing yellow pages directories and related local commercial search as one operating segment.
12. Related Party Transactions and Allocations
As also described in Note 8, effective January 1, 2004, all employees were transferred to Service Co. As such, employee-related liabilities, including pension and other post- retirement obligations are primarily included in Service Co.’s reported liabilities with an offsetting asset recorded as an affiliate receivable from Dex Media East for the portion of the liabilities associated with the Dex Media East employees. Dex Media East is charged and carries an affiliate payable for the portion of the liabilities associated with employees providing services to Dex Media East. Under the Shared Services and Employees Agreement dated September 9, 2003, expenses related to Dex Media East employees providing services entirely for Dex Media East are allocated 100% to Dex Media East. Shared employee expenses are allocated and charged to Dex Media East based upon Dex Media East’s proportional share of consolidated Dex Media revenue. All cash related affiliate balances are settled at least monthly. In addition, after the RHD Merger, certain transactions are managed by RHD on a centralized basis. Under this centralized cash management program, RHD and the Company advance funds and allocate certain operating expenditures to each other.
These net intercompany balances have been classified as a current liability at December 31, 2006, as the Company intends to settle these balances with RHD during the next twelve months. As the change in net intercompany balances came as a result of operating transactions, they have been presented as operating activities on the consolidated statement of cash flows for the eleven months ended December 31, 2006.
In general, substantially all of the net assets of the Company and its subsidiaries are restricted from being paid as dividends to any third party, and our subsidiaries are restricted from paying dividends, loans or advances to Dex Media with very limited exceptions, under the terms of the Dex Media East Credit Facility. Dividends were paid to our parent during the eleven months ended December 31, 2006, the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 of $84.2 million, $7.4 million, $40.2 million, and $16.9 million, respectively and classified as financing activities on the consolidated statements of cash flows. See Note 4 for a further description of our debt instruments.
13. Valuation and Qualifying Accounts

		Net Addition
		to	Net Additions
	Balance at	Allowances	Charged To	Write-offs	Balance at
	Beginning of	from RHD	Revenue and	and Other	End of
Successor Company	Period	Merger	Expense	Deductions	Period
Allowance for Doubtful Accounts and Sales Claims
For the eleven months ended December 31, 2006	$12,447	5,555	34,910	(46,239)	$6,673

Deferred Tax Asset Valuation Allowance
For the eleven months ended December 31, 2006	$1,867	—	—	—	$1,867

	Balance at	Net Additions	Write-offs	Balance at
	Beginning of	Charged To	and Other	End of
Predecessor Company	Period	Expense	Deductions	Period
Allowance for Doubtful Accounts and Sales Claims
For the one month ended January 31, 2006	$11,966	3,682	(3,201)	$12,447
For the year ended December 31, 2005	$12,673	29,835	(30,542)	$11,966
For the year ended December 31, 2004	$9,630	23,743	(20,700)	$12,673

Deferred Tax Asset Valuation Allowance
For the one month ended January 31, 2006	$1,903	39	—	$1,942
For the year ended December 31, 2005	$—	1,903	—	$1,903
For the year ended December 31, 2004	$—	—	—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
There have been no changes in, or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2006.
ITEM 9A. CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of December 31, 2006, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)	Changes in Internal Controls. There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
KPMG LLP has served as the Company’s independent registered public accounting firm for the eleven months ended December 31, 2006, the one month ended January 31, 2006 and the year ended December 31, 2005.
The following table presents fees for professional services rendered by KPMG LLP for the audit of RHD’s annual financial statements and fees billed for other services at the consolidated level for the year ended December 31, 2006, which include the Successor Company’s results as of and for the eleven months ended December 31, 2006, and fees billed for other services by KPMG LLP during the period. The following fees are presented at a consolidated level, as opposed to a subsidiary level, since all principal accountant fees and services are approved by RHD’s Audit and Finance Committee at this consolidated level.

2006
Audit fees (1)	$2,575,615
Audit-related fees (2)	38,286
Tax fees (3)	32,800

Total fees	$2,646,701

(1)	Audit fees for the year ended December 31, 2006 were for professional services rendered by KPMG LLP for the audit of the consolidated financial statements of RHD and its subsidiary registrants, reviews of the financial statements included in RHD and its subsidiary registrants’ Quarterly Reports on Form 10-Q and other audit services for RHD at a consolidated level. The amount for 2006 represents an estimate of overall fees, which have not yet been fully billed.

(2)	Audit-related fees for the year ended December 31, 2006 were for assurance and related services rendered by KPMG LLP and various other financial accounting, reporting and assurance services.

(3)	Tax fees for the year ended December 31, 2006 were for services rendered by KPMG LLP in connection with general tax planning and advice.

Generally, RHD’s Audit and Finance Committee approves at its scheduled February meeting each year the specific types and estimated amounts of all audit and non-audit services that are contemplated to be performed by any independent registered public accounting firm during that calendar year, before any such work commences. The Chairperson of the Audit and Finance Committee may approve other services not prohibited by applicable law or regulation and not previously approved by the Audit and Finance Committee up to $250,000 at any one time. The Chairperson may also approve services previously approved by the Audit and Finance Committee at amounts up to $250,000 higher than previously approved by the Audit and Finance Committee. In either case, the Chairperson will report her approval of such additional services and/or amounts to the Audit and Finance Committee at its next scheduled meeting or at a special meeting which may be called in the absolute discretion of the Chairperson and such amounts are subject to Audit and Finance Committee ratification. The Chairperson may also defer to the Audit and Finance Committee with respect to any such additional services or amounts. The Chairperson and/or the Audit and Finance Committee is authorized to approve such additional non-audit services without limit after they determine that such services will not impair the independence of the independent registered public accounting firm.
The following table presents fees incurred by the Predecessor Company for professional services rendered by KPMG LLP for the one month ended January 31, 2006 and the year ended December 31, 2005. Each of these periods was prior to the RHD Merger.

	Predecessor Company
	One Month Ended	Twelve Months Ended
	January 31, 2006	December 31, 2005
Audit fees(1)	$353,568	$1,996,860
Audit-related fees(2)	—	202,500
Tax fees(3)	10,765	27,525

Total fees	$364,333	$2,226,885

(1)	Audit fees consisted principally of fees for the audit of financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q, comfort letters, consents and assistance with and review of Dex Media’s registration statements filed with the SEC.

(2)	Audit-related fees consisted of financial due diligence performed prior to entering into the RHD Merger.

(3)	Tax fees consisted principally of fees for tax consultation and tax compliance activities.
All audit and non-audit services rendered by KPMG LLP incurred by the Predecessor Company were approved by the Dex Media Audit committee.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(A)(1) and (2) — List of financial statements and financial statement schedules
The following consolidated financial statements of the Company are included under Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 (Successor Company) and 2005 (Predecessor Company)
Consolidated Statements of Operations and Comprehensive (Loss) Income for the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 (Predecessor Company)
Consolidated Statements of Cash Flows for the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 (Predecessor Company)
Consolidated Statements of Changes in Owner’s Equity for the eleven months ended December 31, 2006 (Successor Company), the one month ended January 31, 2006, and the years ended December 31, 2005 and 2004 (Predecessor Company)
Notes to Consolidated Financial Statements
Financial statement schedules for the Company have not been prepared because the required information has been included in the Company’s consolidated financial statements included in Item 8 of this annual report.

          (C) Exhibits:

Exhibit
Number	Document
2.1+	Agreement of Merger of Dex Media East LLC and SGN LLC, dated November 8, 2002.

2.2	Agreement and Plan of Merger, dated as of October 3, 2005, by and among Dex Media, Inc., and R. H. Donnelley Corporation and Forward Acquisition Corp. (incorporated by reference to Exhibit 2.1 of R.H. Donnelley Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005, Commission File No. 001-07155).

3.1++	Certificate of Formation of Dex Media East LLC (f/k/a SGN LLC), filed July 15, 2002.

3.2+	Amendment to Certificate of Formation of Dex Media East LLC, filed November 12, 2002.

3.3++	Certificate of Merger of SGN LLC and Dex Media East LLC, filed November 8, 2002.

3.4++	Amendment to Certificate of Formation of Dex Media East LLC, filed October 8, 2003.

3.5+	Certificate of Incorporation of Dex Media East Finance Co., filed October 8, 2002.

3.6+	Second Amended and Restated Certificate of Incorporation of LCI International, Inc., filed December 19, 2000 (Dex Media International, Inc.).

3.7+	Amendment No. One to the Amended and Restated Certificate of Incorporation of LCI International, Inc. (Dex Media International, Inc.).

3.8+	Amended and Restated Limited Liability Company Agreement of Dex Media East LLC, dated November 8, 2002.

3.9+	By-laws of Dex Media East Finance Co.

3.10+	Amended and Restated By-laws of LCI International, Inc. (Dex Media International, Inc.).

4.1+	Senior Note Indenture with respect to the 9 7/8% Senior Notes due 2009, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.

4.2+	Form of 9 7/8% Senior Notes due 2002 (included in exhibit 4.1)

4.3+	Senior Subordinated Note Indenture with respect to the 12 1/8% Senior Subordinated Notes due 2012, among Dex Media East LLC, Dex Media East Finance Co., LCI International, Inc., and U.S. Bank National Association, as trustee, dated November 8, 2002.

4.4+	Form of 12 1/8% Senior Subordinated Notes due 2012 (included in exhibit 4.3)

10.1++	Second Amendment and Restatement of Credit Agreement, dated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Europe, Limited, as London Agent, and Bank of America, N.A., Lehman Commercial Paper Inc., Wachovia Bank, National Association and Deutsche Bank Trust Company Americas, as co-syndication agents.

10.2+	Guarantee and Collateral Agreement, dated November 8, 2002, by and among Dex Media East, Inc., Dex Media East LLC (f/k/a/SGN LLC), Dex Media East Finance Co., LCI International, Inc. (Dex Media International, Inc.) and JPMorgan Chase Bank, as administrative agent.

10.3++	Reaffirmation Agreement, dated November 10, 2003, by and among Dex Media East Finance Co., Dex Media International, Inc. and JP Morgan Chase Bank, as administrative agent.

10.4++	Amended and Restated Billing and Collection Agreement, dated September 1, 2003, by and between Qwest Corporation and Dex Media East LLC (f/k/a SGN LLC).

10.5+	Non-Competition and Non-Solicitation Agreement, dated November 8, 2002, by and among Dex Media East LLC (f/k/a SGN LLC), Dex Holdings LLC and Qwest Corporation, Qwest Communications International Inc. and Qwest Dex, Inc.

10.6+	Publishing Agreement by and among Dex Holdings LLC, SGN LLC (Dex Media East LLC), GPP LLC (Dex Media West LLC) and Qwest Corporation, dated November 8, 2002.

Exhibit
Number	Document
10.7++	Employee Cost Sharing Agreement, by and among Dex Media Service LLC, Dex Media East LLC and Dex Media West LLC, effective as of December 31, 2003.

10.8++	Shared Services Agreement, by and among Dex Media, Inc., Dex Media East LLC, Dex Media West LLC, and any direct or indirect subsidiary of Dex Media that becomes a party thereto, effective as of December 31, 2003.

10.9++	Intercompany License Agreement, by and among Dex Media, Inc., Dex Media East LLC and Dex Media West LLC, effective as of September 9, 2003.

10.10++*	Employment Agreement, effective as of November 8, 2002, by and between George Burnett and Dex Media, Inc.

10.11	Separation Agreement and Release, dated as of May 5, 2006, by and between R.H. Donnelley Corporation and George A. Burnett (incorporated by reference to Exhibit 10.32 to R.H. Donnelley Corporation’s Quarterly Report on Form 10Q, filed with the Securities and Exchange Commission on November 8, 2006, Commission File No. 001-07155).

10.12++*	Employment Agreement, effective as of January 2, 2003, by and between Robert M. Neumeister, Jr. and Dex Media, Inc.

10.13++*	Employment Agreement, effective as of November 8, 2002, by and between Marilyn B. Neal and Dex Media, Inc.

10.14++*	Employment Agreement, effective as of November 8, 2002, by and between Maggie Le Beau and Dex Media, Inc.

10.15++*	Employment Agreement, effective as of January 2, 2003, by and between Linda Martin and Dex Media, Inc.

10.16++*	Employment Agreement, effective as of November 8, 2002, by and between Kristine Shaw and Dex Media, Inc.

10.17++*	Amended and Restated Management Stockholders Agreement of Dex Media, Inc., entered into as of November 11, 2003, by and among Dex Media, Inc., Dex Holdings LLC, and those members of management who become parties thereto from time to time.

10.18++*	Stock Option Plan of Dex Media, Inc., effective as of November 8, 2002.

10.19++*	First Amendment to Stock Option Plan of Dex Media, Inc., effective as of September 9, 2003.

10.20++*	Second Amendment to Stock Option Plan of Dex Media, Inc., effective as of December 18, 2003.

10.21*	Dex Media, Inc. 2004 Incentive Award Plan (incorporated by reference to Dex Media Inc.’s Registration Statement on Form S-8 (File No. 333-120631), filed on November 19, 2004).

10.22*	Dex Media, Inc. Senior Executive Incentive Bonus Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated February 17, 2005, File No. 001-32249).

10.23*	Form of Restricted Stock Agreement pursuant to the 2004 Incentive Award Plan of Dex Media, Inc. (incorporated by reference to Dex Media, Inc.’s Current Report on Form 8-K dated March 4, 2005, File No. 001-32249).

10.24	Master Agreement for Printing Services dated as of March 31, 2005, by and between Dex Media, Inc., on behalf of itself and it subsidiaries Dex Media East LLC and Dex Media West LLC, and Quebecor World (USA) Inc. (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, Commission File No. 1-32249).

10.25*	Dex Media, Inc. Deferred Compensation Plan (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.26*	Dex Media, Inc. Corporate Aircraft Policy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.27*	Dex Media, Inc. Financial Planning Benefit (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.28*	Dex Media, Inc. 2005 Bonus Plan Targets (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated May 17, 2005).

10.29	Fifth Amendment, dated as of June 16, 2005, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of October 31, 2003, by and among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and co-lead arrangers, and Bank of America, N.A., Wachovia Bank, National Association, Lehman Commercial Paper Inc. and Deutsche Bank Trust company Americas, as co-syndication agents (incorporated by reference to Exhibit 10.6 to Dex Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit
Number	Document
10.30*	Retirement and General Release Agreement dated October 5, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated October 2, 2005).

10.31*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and George Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.32*	Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and Marilyn Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.33*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.34*	Form of Letter Agreement dated October 2, 2005, by and between Dex Media, Inc. and each of its Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated October 18, 2005).

10.35*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Linda A. Martin (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K/A dated December 21, 2005).

10.36*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and George A. Burnett (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.37*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Scott A. Pomeroy (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.38*	Form of Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and each of its Senior Vice Presidents and Vice Presidents (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.39*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Robert M. Neumeister, Jr. (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.40*	Letter Agreement dated December 19, 2005, by and between Dex Media, Inc. and Marilyn B. Neal (incorporated by reference to Dex Media Inc.’s Current Report on Form 8-K dated December 19, 2005).

10.41	Amended and Restated Credit Agreement, dated January 31, 2006, by and among Dex Media, Inc. (f/k/a Forward Acquisition Corp.), Dex Media East, Inc., Dex Media East LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the other entities from time to time parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.42	Reaffirmation Agreement, dated January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006, Commission File No. 333-131626).

10.43	First Amendment, dated as of April 24, 2006, to the Credit Agreement, dated as of November 8, 2002, as amended and restated as of January 31, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents parties thereto (incorporated by reference to Exhibit 10.3 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006).

10.44	Reaffirmation Agreement, dated as of April 24, 2006, among Dex Media, Inc., Dex Media East, Inc., Dex Media East LLC, Dex Media East Finance Co., Dex Media International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 to Dex Media, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2006).

31.1+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media East LLC under Section 302 of the Sarbanes Oxley Act.

31.2+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media East LLC under Section 302 of the Sarbanes Oxley Act.

32.1+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media East LLC.

+	Incorporated by reference to our Registration Statement on Form S-4 (Commission File No. 333-102395) and amendments thereto, declared effective on April 4, 2003.

++	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003. (Commission File No. 333-102395)

+++	Filed herewith.

*	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007.

DEX MEDIA EAST LLC
By:	/s/ Steven M. Blondy
Steven M. Blondy
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Date: March 30, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David C. Swanson (David C. Swanson)	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2007
/s/ Steven M. Blondy (Steven M. Blondy)	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2007
/s/ Jeffrey A. Smith (Jeffrey A. Smith)	Vice President and Controller (Principal Accounting Officer)	March 30, 2007
/s/ Robert J. Bush (Robert J. Bush)	Director	March 30, 2007
/s/ Jenny L. Apker (Jenny L. Apker)	Director	March 30, 2007

Exhibit Index

Exhibit 31.1+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by David C. Swanson, Chairman and Chief Executive Officer of Dex Media East LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 31.2+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 by Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media East LLC under Section 302 of the Sarbanes Oxley Act.

Exhibit 32.1+++	Certification of Annual Report on Form 10-K for the period ended December 31, 2006 under Section 906 of the Sarbanes Oxley Act by David C. Swanson, Chairman and Chief Executive Officer, and Steven M. Blondy, Executive Vice President, Chief Financial Officer and Director of Dex Media East LLC

+++	Filed herewith.